Form 10-Q
period 1996-01-02
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1996-02-14
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q



[MARK ONE]


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 2, 1996


           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


                          Commission File No. 0-21726


                     INTERNATIONAL IMAGING MATERIALS, INC.
                     -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                       13-3179629
                      --------                       ----------
            (State or Other Jurisdiction          (I.R.S. Employer
            of Incorporation or Organization)     Identification No.)


                  310 Commerce Drive, Amherst, New York  14228
                  -----------------------------------------------
          (Address of Principal Executive Offices)      (Zip Code)


                                 (716) 691-6333
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


          Yes         X         No ________________
              ----------------


At January 23, 1996, 8,877,157 shares of Common Stock of the Registrant were outstanding.

                     INTERNATIONAL IMAGING MATERIALS, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets (unaudited) as of
                 January 2, 1996 and March 31, 1995                          3

                 Consolidated Statements of Income (unaudited) for the
                 three and nine months ended January 2, 1996 and January 3,
                 1995                                                        4

                 Consolidated Statements of Cash Flows (unaudited) for the
                 nine months ended January 2, 1996 and January 3, 1995       5

                 Notes to Consolidated Financial Statements                  6

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               7

PART II.         OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                  11

EXHIBIT INDEX                                                               12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     JANUARY 2,         MARCH 31,
                                                                        1996              1995
                                                                  ----------------  -----------------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND
ASSETS                                                                  PER SHARE AMOUNTS)
----------------
Current assets:
  Cash and cash equivalents                                              $    735            $ 3,559
  Securities held to maturity                                                 ---              3,468
  Trade receivables                                                        15,040             11,902
  Inventories:
    Raw materials                                                          10,246              8,581
    Work in process                                                         3,439              3,802
    Finished goods                                                          4,487              3,224
                                                                         --------            -------
         Total inventories                                                 18,172             15,607
                                                                         --------            -------
  Prepaid expenses                                                            822                818
  Deferred income taxes                                                     1,667              1,557
                                                                         --------            -------
         Total current assets                                              36,436             36,911
                                                                         --------            -------
Property, plant and equipment, at cost:
  Land                                                                      1,163                619
  Building and improvements                                                10,889             10,444
  Equipment                                                                63,604             57,636
  Construction in progress                                                 13,289              6,388
                                                                         --------            -------
                                                                           88,945             75,087
  Less accumulated depreciation                                            20,371             16,323
                                                                         --------            -------
         Net property, plant and equipment                                 68,574             58,764
                                                                         --------            -------
Other assets                                                                7,014              2,269
                                                                         --------            -------
                                                                         $112,024            $97,944
                                                                         ========            =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
Current liabilities:
  Note payable                                                             10,000                ---
  Current installments of long-term debt                                    1,674              1,697
  Trade accounts payable                                                    6,078              8,011
  Accrued compensation and benefits                                           764              1,085
  Payable to Fujicopian Co., Ltd., a related party                          2,999              1,853
  Other accrued liabilities                                                 1,309              1,467
  Income taxes payable                                                        215              1,285
                                                                         --------            -------
         Total current liabilities                                         23,039             15,398
Long-term debt, excluding current installments                              2,539              3,940
Deferred income taxes                                                       5,819              4,917
                                                                         --------            -------
         Total liabilities                                                 31,397             24,255
                                                                         --------            -------

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
   authorized; none issued                                                    ---                ---
  Common stock; $.01 par value; 30,000,000 shares
   authorized; 8,877,157 and 8,731,479 shares issued
   as of January 2, 1996 and March 31, 1995, respectively                      90                 87
  Additional paid-in capital                                               53,294             53,906
  Unearned compensation - restricted stock award                             (763)              (915)
  Notes receivable from exercise of stock options and warrants             (1,394)            (1,880)
 Retained earnings                                                         29,400             22,491
                                                                         --------            -------
         Total stockholders' equity                                      $ 80,627            $73,689
                                                                         --------            -------
                                                                         $112,024            $97,944
                                                                         ========            =======

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                              --------------------------  --------------------------
                                               JANUARY 2,    JANUARY 3,    JANUARY 2,    JANUARY 3,
                                                  1996          1995          1996          1995
                                              ------------  ------------  ------------  ------------
                                              (IN THOUSANDS, EXCEPT PER   (IN THOUSANDS, EXCEPT PER
                                                    SHARE AMOUNTS)              SHARE AMOUNTS)

Revenues                                           $24,018      $21,941        $64,242      $63,166
Cost of goods sold                                  16,712       15,340         45,310       44,477
                                                   -------      -------        -------      -------

   Gross profit                                      7,306        6,601         18,932       18,689
                                                   -------      -------        -------      -------

Operating expenses:
 Research and development                              829          569          2,375        1,613
 Selling                                             1,096          864          2,965        2,709
 General and administrative                            895        1,004          2,744        2,770
                                                   -------      -------        -------      -------

   Total operating expenses                          2,820        2,437          8,084        7,092
                                                   -------      -------        -------      -------

   Operating income                                  4,486        4,164         10,848       11,597

Other expense                                            7          (80)            48          (67)
                                                   -------      -------        -------      -------

   Income before income taxes                        4,479        4,244         10,800       11,664

Income taxes                                         1,614        1,613          3,891        4,432
                                                   -------      -------        -------      -------

   Net income                                      $ 2,865      $ 2,631        $ 6,909      $ 7,232
                                                   =======      =======        =======      =======

Net income per share of common stock               $  0.31      $  0.29        $  0.74      $  0.80
                                                   =======      =======        =======      =======

Weighted average common shares outstanding           9,363        9,150          9,339        9,037
                                                   =======      =======        =======      =======




          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                         ------------------------
                                                                                         JANUARY 2,   JANUARY 3,
                                                                                            1996         1995
                                                                                         -----------  -----------
                                                                                              (IN THOUSANDS)

Cash flows from operating activities:
  Net income                                                                               $  6,909     $  7,232
                                                                                           --------     --------
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                                            4,466        3,268
     Deferred income taxes                                                                    1,571        1,799
     Other noncash provisions                                                                   220          235
     Reduction in income tax payable from the exercise of options and warrants                1,314          982
     Cash provided (used) by changes in:
      Trade receivables                                                                      (3,148)        (864)
      Inventories                                                                            (2,565)      (1,289)
      Prepaid expenses                                                                           (4)        (250)
      Other assets                                                                               38          (21)
      Trade accounts payable                                                                 (2,143)         363
      Accrued compensation and benefits                                                        (321)         747
      Payable to Fujicopian Co., Ltd.                                                         1,198        2,284
      Other accrued liabilities                                                                (158)         592
      Income taxes payable                                                                   (1,070)       1,148
                                                                                           --------     --------
       Total adjustments                                                                       (602)       8,994
                                                                                           --------     --------
       Net cash provided by operating activities                                              6,307       16,226
                                                                                           --------     --------

Cash flows used in investing activities:
  Capital expenditures                                                                      (13,789)     (10,967)
  Payments to acquire other assets                                                           (5,575)         ---
  Purchases of securities                                                                       ---       (3,415)
  Maturities of securities                                                                    3,468          ---
                                                                                           --------     --------
       Net cash used in investing activities                                                (15,896)     (14,382)
                                                                                           --------     --------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                             80           83
  Exercise of stock options and warrants:
     Proceeds                                                                                   408          799
     Notes received from officers                                                            (2,299)        (466)
  Proceeds from note payable                                                                 10,000          ---
  Repayments of long-term debt                                                               (1,424)      (1,429)
                                                                                           --------     --------
       Net cash provided (used) by financing activities                                       6,765       (1,013)
                                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents                                         (2,824)         831
Cash and cash equivalents at beginning of period                                              3,559        4,989
                                                                                           --------     --------
Cash and cash equivalents at end of period                                                 $    735     $  5,820
                                                                                           ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest, net of amount capitalized                                                        117          219
     Income taxes                                                                          $  2,076     $    130
                                                                                           ========     ========

Supplemental disclosure of noncash investing and financing activities:
  Increase (decrease) in liabilities incurred in connection with capital expenditures           158         (420)
  Notes received from exercise of stock options and warrants                                    548        1,264
  Common stock surrendered for repayment of notes receivable                                  3,796          ---
  Issuance of restricted common stock                                                      $     58     $    292
                                                                                           ========     ========

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ADJUSTMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position as of January 2, 1996 and consolidated results of operations for the three and nine month periods ended January 2, 1996 and January 3, 1995 and consolidated cash flows for the nine month periods ended January 2, 1996 and January 3, 1995. Consolidated results of operations for the three and nine month periods ended January 2, 1996 are not necessarily indicative of results to be expected for the full year ending March 31, 1996.


(2)  FOREIGN EXCHANGE

     The Company periodically enters into forward foreign exchange contracts to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Since these contracts hedge exposures on firm foreign currency commitments, gains and losses are deferred and recognized as adjustments to the costs of the corresponding assets. Certain commitments to purchase materials were hedged with forward foreign exchange contracts maturing in January 1996 to purchase 15,000,000 Japanese yen for $149,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE QUARTER ENDED JANUARY 2, 1996 WITH THE QUARTER ENDED JANUARY 3, 1995

        Revenues in the three months ended January 2, 1996 were $24.0 million, an increase of 9.5% from $21.9 million in the three months ended January 3, 1995. Included in the three months ended January 3, 1995 revenues were $1.5 million, or 6.9% of revenues, that did not recur in the three months ended January 2, 1996. The majority of this non-recurring revenue consisted of sales to Armor, Fujicopian's thermal transfer licensee for Europe, to assist them when their orders exceeded their manufacturing capacity.

        Recurring bar code ribbon revenues in the three months ended January 2, 1996 were $14.1 million, comprised 58.5% of total revenues, and increased 8.1% from $13.0 million in the three months ended January 3, 1995. The Company sells its bar code ribbons principally to printer original equipment manufacturers (OEM's), which in turn sell the ribbons to end users, either directly or through distributors and value-added resellers. Bar code ribbon revenues from this OEM channel were comparable to the three months ended January 3, 1995.

        The Company also sells bar code ribbons directly to distributors and dealers when such sales do not adversely affect the Company's OEM customers. Bar code ribbon revenues from this alternative channel increased 30.5% in the three months ended January 2, 1996, reflecting the addition of several new customers and the success of a lower cost product line introduced early in fiscal 1996.

        Color supplies revenues in the three months ended January 2, 1996 were $8.5 million, comprised 35.5% of total revenues, and increased 37.2% from $6.2 million in the three months ended January 3, 1995. The Company sells color ribbons principally to printer OEM's who resell them through their own distribution channels. Beginning this quarter, however, with the acquisition of the thermal transfer supplies business from one of the Company's customers, QMS, Inc., the Company sells supplies for QMS printers directly to distributors and end-users. The color supplies revenue increase is primarily due to shipments under a very significant color ribbon program which is being transferred from the Company's licensor, Fujicopian, in addition to the incremental revenue from the sale of supplies for QMS printers.

        Other ribbon revenues in the three months ended January 2, 1996 were $1.4 million, comprised 5.8% of total revenues, and increased 14.6% from $1.2 million in the three months ended January 3, 1995. This increase resulted from higher sales of MICR (magnetic ink character recognition) ribbons.

        Gross margins were 30.4% of revenues in the three months ended January 2, 1996 as compared to 30.1% in the three months ended January 3, 1995. This increase resulted from the leverage of higher revenues against fixed expenses, an improvement in sales mix and savings from the self-insurance of workers compensation benefits, partially offset by expenses from the QMS business acquisition and higher depreciation expense.

        Total operating expenses were $2.8 million in the three months ended January 2, 1996, an increase of 15.7% from $2.4 million in the three months ended January 3, 1995. An increase in research and development staffing as well as telemarketing and administrative expenses from the QMS thermal transfer supplies business were primarily responsible for this increase.

        Income taxes in the three months ended January 2, 1996 were $1.6 million or 36% of income before income taxes. In the three months ended January 3, 1995, income taxes were $1.6 million or 38% of income before income taxes. This rate reduction was due primarily to a state alternative minimum tax rate reduction and the Company's foreign sales corporation incorporated in fiscal 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE NINE MONTHS ENDED JANUARY 2, 1996 WITH THE NINE MONTHS ENDED JANUARY 3, 1995.

        Revenues in the nine months ended January 2, 1996 were $64.2 million, an increase of 1.7% from $63.2 million in the nine months ended January 3, 1995. Included in the nine months ended January 3, 1995 revenues were $4.4 million or 6.9% of revenues, that did not recur in the nine months ended January 2, 1996. The majority of this non-recurring revenue consisted of sales to Armor. The Company expects that continuing growth of its recurring revenue base will more than offset the loss of this non-recurring revenue for fiscal 1996.

        Recurring bar code ribbon revenues in the nine months ended January 2, 1996 were $39.0 million, comprised 60.6% of total revenues, and increased 6.8% from $36.5 million in the nine months ended January 3, 1995. Bar code ribbon revenues from the OEM channel increased 3.9%, principally due to the overall growth of applications for bar code tag and label printing, offset by reductions in inventory levels throughout the OEM channel made possible by the Company's reduced delivery times. Bar code ribbon revenues from the dealer distribution channel increased 14.3% in the nine months ended January 2, 1996, reflecting the addition of several new customers, the success of a lower cost product line introduced early in fiscal 1996 and the overall bar code ribbon aftermarket growth.

        Color supplies revenues in the nine months ended January 2, 1996 were $21.5 million, comprised 33.4% of total revenues, and increased 16.2% from $18.5 million in the nine months ended January 3, 1995. The color supplies revenue increase is principally due to shipments under a very significant color ribbon program which is being transferred from Fujicopian.

        Other ribbon revenues in the nine months ended January 2, 1996 were $3.7 million, comprised 5.8% of total revenues, and decreased 2.5% from $3.8 million in the nine months ended January 3, 1995. This decrease resulted from lower sales of facsimile ribbons, partially offset by higher sales of MICR ribbons.

        Gross margins were 29.5% of revenues in the nine months ended January 2, 1996 as compared to 29.6% in the nine months ended January 3, 1995. This decline primarily resulted from high depreciation expense, higher purchase prices and expense from the QMS business acquisition, partially offset by the benefit from higher revenues absorbing fixed expenses, an improvement in sales mix and savings from the self-insurance of workers compensation expenses.

        Total operating expenses were $8.1 million in the nine months ended January 2, 1996, an increase of 14.0% from $7.1 million in the nine months ended January 3, 1995. An increase in research and development staffing and sampling of new products to customers as well as expenses for the QMS thermal transfer supplies business were primarily responsible for this increase.

        Income taxes in the nine months ended January 2, 1996 were $3.9 million or 36.0% of income before income taxes. In the nine months ended January 3, 1995, income taxes were $4.4 million or 38% of income before income taxes. The rate reduction was primarily due to a state alternative minimum tax rate reduction and the Company's foreign sales corporation incorporated in fiscal 1996. The actual tax payments in the nine months ended January 2, 1996 were lower than the tax expense reflected in the Company's statements of income due to tax deductions from the exercise of non-qualified stock options and compensatory warrants.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's financial condition is strong, with long-term debt comprising only 3.1% of total capitalization at January 2, 1996. During the nine months ended January 2, 1996, $13.8 million of capital expenditures, $5.6 million to acquire QMS, Inc.'s thermal transfer supplies business, $2.3 million loaned to officers for their income taxes due upon the exercise of non-qualified stock options and $1.4 million in scheduled

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


debt repayments were funded by $6.3 million of cash and short-term investments, $10.0 million borrowed under the Company's lines of credit and $6.3 million of cash provided by operating activities. The Company received a $5.8 million tax deduction from the nonqualified stock option exercises, the benefit of which is treated as additional paid-in capital for financial statement purposes.

        The Company expects to spend approximately $5 million on capital expenditures during the remainder of fiscal 1996, including the construction of a separate 100,000 square-foot manufacturing facility. The Company had available borrowing capacity under lines of credit with two banks of $20.0 million at January 2, 1996. The Company believes that its current cash balance and internally generated cash, supplemented as needed by its lines of credit, will be sufficient to fund its working capital, capital expenditure and debt service requirements for at least the next two years.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

     10.1 Demand Note, dated January 15, 1996, between Donald D. Lennox and the Registrant.

     11    Statement re:  Calculation of Net Income Per Share of Common Stock.

     27    Financial Data Schedule.


  (b) No reports on Form 8-K were filed during the quarter ended January 2, 1996.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL IMAGING MATERIALS, INC.


     Date:      2/9/96            /s/ JOHN W. O'LEARY
             ---------            -----------------------
                                  John W. O'Leary
                                  President and
                                  Chief Executive Officer



     Date:      2/9/96            /s/ MICHAEL J. DRENNAN
             ---------            ------------------------
                                  Michael J. Drennan
                                  Vice President - Finance,
                                  Treasurer, Secretary and
                                  Chief Financial Officer

                                     EXHIBIT INDEX


      Exhibit Number                   Description                        Page
      --------------                   -----------                        ----
           10.1           Demand Note, dated January 15, 1996, between     13
                          Donald D. Lennox and the Registrant.

           11             Calculation of Net Income per Share of Common    14
                          Stock

           27             Financial Data Schedule                          15