Form 10-K
period 1996-03-31
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1996-06-21
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                          Commission File No. 0-21726

                     INTERNATIONAL IMAGING MATERIALS, INC.
                     -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                             13-3179629
                  --------                             ----------
              (State or Other Jurisdiction)       (I.R.S. Employer
              of Incorporation or Organization    Identification No.)

             310 Commerce Drive, Amherst, New York      14228
             ------------------------------------------------
          (Address of Principal Executive Offices)      (Zip Code)

                                 (716) 691-6333
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

          Yes         X              No
              ----------------          ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.           [   ]

As of May 31, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates was $172,770,235. The closing price of the Common Stock on May 31, 1996 as reported on the Nasdaq National Market, was $23.375.

At May 31, 1996, 8,660,366 shares of common stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 (the "Annual Report") are incorporated by reference into Part II of this report. Certain sections of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 1996 (the "Proxy Statement") are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

       International Imaging Materials, Inc. (the "Company") is the largest manufacturer of thermal transfer ribbons in North America for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and full-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag applications and medical applications. Other thermal transfer ribbons produced by the Company are used in full-color printers to print high quality color graphics for business presentations, engineering and scientific drawings, graphic arts prepress layouts, proofs and comps, signage and other full color imaging applications. The Company also manufactures MICR ribbons for thermal transfer proof encoders used to encode checks for processing through the United States banking system, as well as ribbons used in plain-paper thermal transfer facsimile machines.

       The Company has been manufacturing thermal transfer ribbons since 1984 under a license agreement with Fujicopian Co., Ltd. of Osaka, Japan, a recognized leader in thermal transfer ribbon technology. Under the license agreement, the Company has the exclusive right (with certain exceptions) to manufacture in North America color thermal transfer ribbons covered by Fujicopian Co. Ltd.'s patents. As a result of the Company's operating experience and long-standing relationship with Fujicopian Co., Ltd., the Company has been able to develop significant proprietary product and manufacturing know-how relating to thermal transfer ribbons.

       Effective March 31, 1994, the Company adopted a formal plan to discontinue the operation of its software division. Discontinuation of this line of business, which developed an easy-to-use color presentation software package, resulted in an after-tax loss of $432,000 in fiscal 1994.

       Originally incorporated in New York in 1983, the Company was reorganized as a Delaware corporation in 1985.

       The principal executive offices of the Company are located at 310 Commerce Drive, Amherst, New York 14228 and its telephone number is (716) 691-6333.


PRODUCTS

       The Company's thermal transfer ribbons are an essential consumable in the thermal transfer printing process. In such a printing process, the image to be printed is transferred from the printer to the receptor material (generally paper, overhead transparency film or tag or label stock) through the application of an electronically heated printhead to a thermal transfer ribbon which releases ink onto the receptor. A basic thermal transfer ribbon is comprised of an ink coating on a film substrate. Single-color thermal transfer ribbons, typically used in bar code applications, are manufactured by coating the film substrate with a wax or resin-based ink coating containing black or other monochromatic pigments. Color images were traditionally printed with other ribbons containing multiple sets of three separate panels, with each panel containing one of the three primary subtractive colors: yellow, magenta and cyan. As a variation of this principle, some recently developed high-speed color printers use separate yellow, magenta, cyan and black ribbons, which the Company also manufactures. By overlaying various combinations of the subtractive colors (e.g., cyan over yellow to create green) with different intensities and dot placements, a process color image is created. The film substrate is also backcoated with various resin-based coatings which are designed to prevent distortion of the ribbon during the printing process, minimize static electricity and reduce abrasion of the thermal transfer printhead. The end-user applications for the Company's ribbons can be grouped into three fundamental categories: bar code, color and other.

Bar Code Ribbons

       The Company's bar code thermal transfer ribbons include a wide range of products designed to maximize bar code thermal transfer printer performance for specific applications. Bar code thermal transfer ribbons are produced to printer manufacturer (OEM) and end-user specifications based on variables such as printer speed, electronic printhead design, heat management characteristics and printing pressure. The Company manufactures bar code thermal transfer ribbons which are designed to meet these specifications and to comply with industry bar code printing standards.

       The installed base of bar code printers has grown as "on-demand" printing of human and machine readable information has become more widely accepted for its efficiency and cost effectiveness in the retail, industrial, shipping and distribution, and medical sectors. A major factor in this growth has been the rise in the use of automatic identification and data collection systems in a variety of manufacturing, business and industrial applications, the most prevalent of which are on-demand printing systems. On-demand bar code printing systems permit users to print labels on-site that provide various types of information. For example, in the case of manufacturers, products may be labeled to provide information such as the date of manufacture, special serial, lot or purchase order numbers, accurate weights and measures, expiration dates and other similar information. Bar codes incorporating such information can be printed on a label which is affixed to the product at the time of production, even in high speed production line applications. In such bar code labeling systems, data is stored in a printed, computer-legible format (i.e., a bar code) which can be read with scanning devices, allowing the collection of the data contained in the bar code by a host computer. Such data may be used by the manufacturers, distributors and ultimate users of products who require bar code images that provide a very low failure rate for unscannable tags or labels.

       The Company expects that future growth in sales of bar code thermal transfer ribbons will result from an increase in the use of thermal transfer, as opposed to other printing technologies, and an increase in the use of mandated bar code standards in various industrial and retail applications. These standards are established by industry trade organizations for use by vendors doing business in a particular industry. Such standards have been adopted for use in the automotive, apparel, defense procurement, grocery, health care, retail and retail transportation, distribution, chemical and telecommunications industries. Another factor driving the increased use of bar coding is retail chain stores use of "compliance" shipping labels which are required for acceptance of deliveries. National retail chains such as K-Mart, Sears, J.C. Penney and Walmart have developed bar code label formats which must be used by vendors. Failure by vendors to do so may result in penalties or charge-backs. The Company expects this trend to continue and to spread to other industries.

       Although a number of different non-impact printing technologies may be used for bar code printing, the Company believes that thermal transfer printing is ideal for many bar code printing applications, particularly in harsh environments. Numerous retail, industrial, medical, food product, financial and other applications require dark, well-defined lines which are important for readily scannable bar codes as well as durable, high quality scratch and smudge resistant printed images. Thermal transfer printing meets these requirements and offers the ability to print on a variety of materials with very good reliability.


Color Ribbons

       The Company is the sole manufacturer of process color thermal transfer ribbons in North America using separate panels of yellow, magenta, cyan and black from the same ribbon. Although color thermal transfer printers imported into North America by OEMs based outside of North America initially use color thermal transfer ribbons produced by Fujicopian Co., Ltd., the Company's experience has been that most such OEMs eventually purchase compatible color thermal transfer ribbons from the Company to avoid the foreign exchange risk, longer lead times, additional shipping and distribution expenses and tariffs associated with imports of thermal transfer ribbons into the United States.

       The major applications for color printers are business graphics and presentations, scientific and engineering drawings, medical imaging, graphic arts design, electronic publishing, and signage. Graphs and charts developed using currently available software can be either printed onto paper for inclusion in reports, presentations and other documents, or printed onto transparencies for use with overhead projectors. Substantial amounts of statistical, financial and other information can be summarized in easily readable and understandable color charts and graphs for business presentations. Engineering and scientific applications enable users to create more easily understandable color renderings of complex designs, drawings and images. In the graphic arts and electronic publishing industries, color printers are used to produce color advertising proofs, test designs for packaging, color layouts and computer-generated artistic renderings. The ultra-violet light resistance and durability of recently developed thermal transfer inks, as well as the ability to print on a wide variety of vinyl substrates, has created new applications for thermal transfer printing in both indoor and outdoor signage. The use of separate process color ribbons, and other recent advancements in thermal transfer printers, have increased color printing speeds by a factor of ten, compared to printers using a single ribbon composed of separate panels of yellow, magenta and cyan. This development is expected to open new avenues for full-color thermal transfer printing.

       Color thermal transfer ribbons are produced to printer OEM specifications based on variables such as printer speed, electronic printhead design, heat management characteristics and printing pressure. Film substrate characteristics and backcoat formulations may be adjusted to maximize the suitability of the ribbon for a particular application. Because of the highly specialized characteristics of color thermal transfer ribbons, such ribbons are not interchangeable among different printers. Thus, the Company manufactures one or more different ribbons for each color printer model manufactured by each OEM customer. The Company sells color thermal transfer ribbons only to the printer manufacturer thereby giving each OEM a proprietary ribbon to sell in the aftermarket.


Other Products

       In addition to bar code and color thermal transfer ribbons, the Company manufactures other types of thermal transfer ribbons, primarily MICR and plain-paper facsimile ribbons. MICR ribbons are used to encode checks for processing through the United States banking system. Under the license agreement with Fujicopian Co., Ltd., the Company has the right to manufacture MICR ribbons protected by Fujicopian's patents and to use certain proprietary technology to manufacture such ribbons. Also included in other products are ribbons which are used in plain-paper thermal transfer facsimile machines due to the reliability, high quality and permanence of thermal transfer printing.


SALES, MARKETING AND SUPPORT

       The Company sells its thermal transfer ribbons principally to printer OEMs which in turn sell ribbons under their own brand names to end users, either directly or through distributors and value-added resellers. The Company markets, sells and provides support for its thermal transfer ribbons in North America through its own sales and marketing staff principally based at its Amherst, New York headquarters. Since thermal transfer ribbon formulations and performance are significantly influenced by printer design, the Company's joint product development efforts with printer OEMs have been important to the Company's success. By selling primarily to printer OEMs, the Company has minimized its need for a large sales support staff.

       The Company also markets its bar code thermal transfer ribbons through a number of alternate distribution channels in situations where the Company believes that such marketing will not adversely affect sales of the Company's products to printer OEM customers. Such alternate distribution channels include master distributors, value-added resellers and large dealers. Value-added resellers include bar code system integrators, bar code printer resellers, computer supplies resellers and label converters. Dealers include label manufacturers, printer resellers and business forms dealers. As the market for bar code thermal transfer ribbons increasingly matures, end-users are expected to purchase their ribbon requirements at lower cost through these highly-competitive alternate distribution channels.

       In September 1995, the Company acquired the thermal transfer supplies business from one of its OEM customers, QMS, Inc., and began selling ribbons and other thermal transfer supplies under the QMS brand name directly to distributors, dealers and end-users. As a result of this acquisition, the Company expanded its product offerings to include non-ribbon thermal transfer supplies and created a telemarketing capability to serve small distributors, dealers and end-user customers.

       The Company employs a total of 34 people in its sales and marketing organization, including executives, managers and a customer service and support staff. Because the Company sells its thermal transfer ribbons primarily to large OEM customers, the Company achieves what it considers to be high sales productivity per sales executive.


CUSTOMERS

       The Company's basic channel of distribution for its thermal transfer ribbons is the printer manufacturer or OEM who in turn sell to thousands of other distributors and end users of the ribbons. In addition, the Company sells its bar code thermal transfer ribbons to master distributors, value added resellers and large dealers. The Company also began to sell QMS thermal transfer supplies to dealers, distributors and end-users following the acquisition of this business during fiscal 1996.


BACKLOG

       The Company's backlog at March 31, 1996 was $4.2 million, unchanged from March 31, 1995.


MANUFACTURING

       The Company manufactures inks from pigments, waxes, resins and solvents, and then coats them onto large rolls of ultra-thin polyester film substrate. These coated "jumbo rolls" are then converted into finished ribbons by slitting and winding them onto cardboard or plastic cores before packaging and boxing. The manufacturing process operates 24 hours each day, seven days per week throughout the year, using four shifts of manufacturing employees. A typical manufacturing employee works 12 hours each day for four days, followed by four days off, then three days on and finally three days off. All manufacturing is
performed at the Company's facilities located in Amherst, New York.   The
manufacturing function is supported by a plant and industrial engineering department which has implemented a detailed preventative maintenance program for the Company's manufacturing equipment. The Company's quality assurance department oversees required testing and audits both manufacturing processes and products. The production planning and control department utilizes a manufacturing resource planning system to plan and control material usage and shop schedules to satisfy customer orders.


RAW MATERIALS

       The principal raw materials required by the Company are polyester film, pigments and coating solvents. Key supplies are generally purchased pursuant to contracts covering up to one year. Multiple sources exist for all raw materials, other than one of the premixed pigments used by the Company in the manufacture of certain color thermal transfer ribbons. The Company expects to begin in-house manufacturing of this premixed pigment and is actually developing alternative domestic sources.


RESEARCH AND PRODUCT DEVELOPMENT

       The thermal transfer ribbon industry involves sophisticated technological and manufacturing processes. Historically, the Company's advanced technology had largely been provided by Fujicopian which invented, and is a leader in, thermal transfer printing technology. More recently, the Company significantly strengthened its own internal research and development staff and now employs 24 people dedicated to research and development.

       The Company works closely with Fujicopian and Armor, Fujicopian's European licensee, in the research and development of new products and manufacturing processes. The Company, Fujicopian and Armor conduct research and development strategy meetings to coordinate their efforts four times each year. During these meetings, each company presents its most recent research and development activities before selecting those programs to further develop independently. In this manner, each company is able to benefit from three separate research and development programs. The Company believes that this combined research and development provides the Company, Fujicopian and Armor with greater thermal transfer ribbon technology and research and development resources than many of their competitors.

       At times, the Company has retained selected universities, including the Rochester Institute of Technology, to supplement its internal research and development efforts and to provide technical expertise with respect to a variety of research and development efforts. The Rochester Institute of Technology is known for its work in the fields of imaging science and graphic arts.

       The Company's research and development expenses were $1.5 million, $2.2 million and $3.1 million during fiscal years 1994, 1995 and 1996, respectively. In view of the ongoing technological and proprietary developments which Fujicopian shares with the Company pursuant to the license agreement, the Company views its royalty payments under the license agreement (which amounted to $2.7 million during fiscal 1996) as an expense that, in part, yields an additional form of research and development benefit.


LICENSE AND PATENTS

       The Company's license agreement with Fujicopian extends until 2008. Under the license agreement, Fujicopian has granted to the Company an exclusive license (with certain exceptions) to manufacture specified products in North America, including thermal transfer ribbons and improvements to such products developed by Fujicopian and the Company, and a non-exclusive right to sell and distribute such products in all countries other than those in Europe and Asia, using the technology and processes covered by the patents obtained and patent applications made and to be made by Fujicopian relating to such products and their manufacture. In exchange for such rights, the Company has agreed to pay annual royalties on sales of all thermal transfer ribbons.

       The Company believes that the two most important patents which it has the right to use under the license agreement are U.S. Patent No. 4,503,095 and U.S. Patent No. 4,572,684, both of which expire in 2003. Such patents relate to certain color thermal transfer ribbons and their use. The Company believes that these patents have discouraged competitors from manufacturing certain color thermal transfer ribbons in the United States.


COMPETITION

       Competition in the color thermal transfer ribbon market has been limited as a result of Fujicopian's patents and the Company's right to use these patents
under the license agreement.   As a result of the exclusivity provided by the
license agreement, the Company believes that its principal competition for increased sales of color thermal transfer ribbons to printer OEMs comes from competing technologies, such as ink jet and laser.

       In contrast, the bar code thermal transfer ribbon market is highly competitive as a number of manufacturers compete for market share. Unlike the color thermal transfer ribbon market, the Company does not enjoy the benefit of any patent protection with respect to the proprietary technology it utilizes (other than in the manufacture of MICR ribbons). General Ribbon of Japan, Ricoh Electronics, Sony Chemical and Dai Nippon Printing are all Japan-based companies that compete in North America. Competition from Japanese competitors has, to some extent, been limited by the foreign exchange risk, longer lead times, additional transportation and distribution expenses and tariffs associated with imports into the United States. However, certain of the Company's Japan-based competitors have either announced their intentions or have begun to manufacture all or part of their thermal transfer products in the United States to reduce their manufacturing costs. North American-based companies which compete in the bar code thermal transfer ribbon market include Chemicraft, Coding Products and AT&T.

REGULATORY MATTERS

       The Company is subject to various federal, state and local environmental laws and regulations limiting or related to the use, emission, discharge, storage, treatment, handling and disposal of hazardous substances, particularly the federal Water Pollution Control Act, the Clean Air Act of 1970 (as amended in 1990), the Resource Conservation and Recovery Act (including amendments relating to underground tanks) and the special "Superfund" program.

       The Company has made significant investments in safety and environmental equipment, including solvent tank storage and thermal oxidizer systems, which have reduced solvent emissions by more than 95%. This emission amount, as reduced, is well within the current emission control standards and permit requirements as established by the New York Department of Environmental Conservation and the federal Environmental Protection Agency.

       The Company is also subject to federal , state and local laws and regulations relating to workplace safety and worker health, including those promulgated under the Occupational Safety and Health Act ("OSHA"). The Company believes that it currently is in compliance in all material respects with existing OSHA laws and regulations.


EMPLOYEES

       As of March 31, 1996, the Company had 608 employees, of whom 34 were engaged in sales, 24 in research and development, 39 in finance and administration, 122 in manufacturing support, 360 in manufacturing operations and 29 in various part-time and temporary capacities.

       None of the Company's employees are represented by a collective bargaining organization and the Company considers its relationships with its employees to be good.


CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Except for historical information, this report, the Company's quarterly reports to the Securities and Exchange Commission on Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, among others:

   . Significant price reductions or improvements in competing imaging technologies.

   .  The rate of growth of the installed base of thermal transfer printers and the timing of orders.

   .  Dependence on a small number of large OEM customers.

   .  Competitive product offerings and pricing actions.

   . The availability and pricing of key raw materials, in particular polyester film and ink-making materials.

   . Productivity improvements in manufacturing, including the start-up of new coating equipment.

   .  Dependence on key members of management.

     Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

ITEM 2.  PROPERTIES

     The Company's main facility is located in Amherst, New York, a suburb of Buffalo, and contains office space, two manufacturing plants and two warehouses totaling approximately 300,000 square feet. The Company's principal manufacturing equipment consists of ink-making machines, coating machines, backcoating machines, slitting machines and ribbon-packaging machines. The Company's equipment is subject to a detailed preventative maintenance program and is believed to be in generally good working order.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any legal proceedings which, if determined adversely to the Company, would have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Incorporated by reference from the Annual Report, page 28, under the caption "Common Stock Information."


ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data as of March 31, 1995 and 1996 and for the years ended March 31, 1994, 1995 and 1996 have been derived from the audited consolidated financial statements of the Company incorporated herein by reference. The selected financial data as of March 31, 1992, 1993 and 1994 and for the years ended March 31, 1992 and 1993 are derived from audited financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto incorporated herein by reference:

                                                           March 31,
                                          --------------------------------------------
                                           1992     1993     1994     1995      1996
                                          -------  -------  -------  -------  --------
                                            (In thousands, except per share amounts)

For the year ended:
     Revenues                             $32,324  $48,438  $61,576  $85,477  $ 88,448
     Income from continuing operations      1,544    3,067    6,100    9,970     9,903
     Net income from continuing
          operations per share               0.29     0.51     0.76     1.10      1.07
     Cash dividends                           ---      ---      ---      ---       ---
At year end:
     Total assets                          45,975   57,483   76,876   97,944   115,461
     Notes payable to banks and
          long-term debt                  $20,004  $24,745  $ 7,349  $ 5,637  $ 20,225


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference from the Annual Report, pages 14 to 17, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Financial statements of the Company as listed under item 14(a)(1) of this Form 10-K and the independent auditors report thereon are incorporated by reference from the Annual Report, pages 18 to 27.

       Supplementary data are not required pursuant to Item 302 of Regulation S-
K. The Company has elected, however, to present certain quarterly information in note 10 to its audited financial statements included on page 25 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by- reference from the Proxy Statement, pages 2 to 3, 5 to 6 and 18, under the captions "Proposal 1 - Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act."



ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated by reference from the Proxy Statement, pages 4 and 7 to 15, under the captions "Proposal 1 - Election of Directors - Compensation of Directors" and "Executive Compensation."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference from the Proxy Statement, page 16, under the caption "Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers."



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference from the Proxy Statement, pages 9 and 17, under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS - THE FOLLOWING FINANCIAL STATEMENTS, TOGETHER WITH THE INDEPENDENT AUDITORS REPORT THEREON, ARE INCORPORATED BY REFERENCE TO THE FOLLOWING PAGES IN THE ANNUAL REPORT:

                                                                                  Page in Annual Report
                                                                                  ---------------------

                     Consolidated Statements of Income for the years ended
                         March 31, 1994, 1995 and 1996                                               18
                     Consolidated Balance Sheets at March 31, 1995 and 1996                          19
                     Consolidated Statements of Cash Flows for the years ended
                         March 31, 1994, 1995 and 1996                                               20
                     Consolidated Statements of Stockholders' Equity
                         for the years ended March 31, 1994, 1995 and 1996                           21
                     Notes to Consolidated Financial Statements                                   22 - 25
                     Independent Auditors' Report                                                    26

  (2) FINANCIAL STATEMENT SCHEDULES:


          Independent Auditors' Report on Financial Statement Schedule
          Schedule VIII  Valuation and qualifying accounts

      (Schedules other than those listed are omitted for the reason that they are not required, are not applicable or the required information is shown in the financial statements or notes thereto.)


  (3)  EXHIBITS:

Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

Exhibit
Number                 Description
- -------  ----------------------------------------

  3.1.1  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit
         3.1 to the Registration Statement of
         the Registrant on Form S-1
         (Registration No. 33-62290) (the
         "Registration Statement on Form S-1").)
  3.1.2  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit 3
         of Form 10-Q dated February 3, 1995.)
    3.2  By-laws of the Registrant.
         (Incorporated by reference to Exhibit
         3.2 to the Registration Statement on
         Form S-1.)
    4.1  Form of Certificate for Common Stock of
         the Registrant.  (Incorporated by
         reference to Exhibit 4.1 to the
         Registration Statement on Form S-1.)
 10.1.1  License Agreement, dated June 20, 1983,
         between Fuji Kagakushi Kogyo Company
         Limited (name subsequently changed to
         Fujicopian Co., Ltd.) ("Fujicopian")
         and the Registrant.  (Incorporated by
         reference to Exhibit 10.1.1 to the
         Registration Statement on Form S-1.)
 10.1.2  Amendment, dated February 24, 1987, to
         License Agreement referenced in Exhibit
         10.1.1.  (Incorporated by reference to
         Exhibit 10.1.2 to the Registration
         Statement on Form S-1.)

Exhibit
Number                 Description
- -------  ----------------------------------------

 10.1.3  Letter Agreement, dated March 6, 1989,
         between Fujicopian and the Registrant
         amending License Agreement referenced
         in Exhibit 10.1.1.  (Incorporated by
         reference to Exhibit 10.1.3 to the
         Registration Statement on Form S-1.)
 10.1.4  Amendment, dated April 24, 1990, to
         License Agreement referenced in Exhibit
         10.1.1.  (Incorporated by reference to
         Exhibit 10.1.4 to the Registration
         Statement on Form S-1.)
   10.2  Indemnification Agreement, dated April
         11, 1988, between Fujicopian and the
         Registrant.  (Incorporated by reference
         to Exhibit 10.2 to the Registration
         Statement on Form S-1.)
 10.3.1  Equipment Repurchase Agreement, dated
         March 6, 1989, between Fujicopian and
         the Registrant.  (Incorporated by
         reference to Exhibit 10.3.1 to the
         Registration Statement on Form S-1.)
 10.3.2  Assignment, dated March 30, 1989, of
         Equipment Repurchase Agreement
         referenced in Exhibit 10.3.1, from the
         Registrant to Norstar Bank, National
         Association ("Norstar Bank")
         (Incorporated by reference to Exhibit
         10.3.2 to the Registration Statement on
         Form S-1.).
 10.3.3  Letter Agreement, dated June 14, 1989,
         from Norstar Bank and the Registrant
         and agreed to by Fujicopian, clarifying
         terms of Assignment referenced in
         Exhibit 10.3.2.  (Incorporated by
         reference to Exhibit 10.3.3 to the
         Registration Statement on Form S-1.)
 10.3.4  Assignment, dated March 26, 1992, of
         Equipment Repurchase Agreement
         referenced in Exhibit 10.3.1, from
         Norstar Bank to Marine Midland Bank,
         N.A. ("Marine Midland Bank"), with
         consent by the New York Job Development
         Authority ("JDA").  (Incorporated by
         reference to Exhibit 10.3.4 to the
         Registration Statement on Form S-1.)
 10.4.1  Cross-License Agreement, dated as of
         December 14, 1984, between
         International Business Machines
         Corporation ("IBM") and the Registrant.
         (Incorporated by reference to Exhibit
         10.4.1 to the Registration Statement on
         Form S-1.)
 10.4.2  Letter Agreement, dated September 3,
         1987, between Fujicopian and the
         Registrant and related to Cross-License
         Agreement, dated as of July 1, 1986,
         between IBM and Fujicopian.
         (Incorporated by reference to Exhibit
         10.4.2 to the Registration Statement on
         Form S-1.)
  10.10  Memorandum of Understanding Concerning
         Heat-Sensitive Color Transfer Ribbons,
         dated April 1989, between Fujicopian
         and Dai Nippon Printing Co., Ltd., for
         the benefit, in part, of the Registrant
         (including an English translation
         thereof).  (Incorporated by reference
         to Exhibit 10.10 to the Registration
         Statement on Form S-1.)
  10.11  Letter Agreement, dated April 1, 1987,
         among Fujicopian, Toppan Printing Co.,
         Ltd. and Toyo Ink Manufacturing Co.,
         Ltd., for the benefit, in part, of the
         Registrant (including an English
         translation thereof).  (Incorporated by
         reference to Exhibit 10.11 to the
         Registration Statement on Form S-1.)
10.12.6  Registration Rights Agreement, dated
         May 6, 1988, between the Registrant and
         Norstar Bank.  (Incorporated by
         reference to Exhibit 10.12.6 to the
         Registration Statement on Form S-1.)
10.12.7  Common Stock Subscription Warrant,
         dated May 6, 1988, between the
         Registrant and Norstar Bank.
         (Incorporated by reference to Exhibit
         10.12.7 to the Registration Statement
         on Form S-1.)
10.13.1  Guarantee Agreement, dated March 30,
         1989, made by the JDA to Norstar Bank
         for the benefit of and accepted by the
         Registrant.  (Incorporated by reference
         to Exhibit 10.13.1 to the Registration
         Statement on Form S-1.)
10.13.2  Amendment, dated December 27, 1990, to
         Guarantee Agreement referenced in
         Exhibit 10.13.1.  (Incorporated by
         reference to Exhibit 10.13.2 to the
         Registration Statement on Form S-1.)
10.13.3  Loan and Use Agreement, dated as of
         March 30, 1989, between Norstar Bank,
         the Town of Amherst Industrial
         Development Agency ("IDA") and the
         Registrant and agreed to by the JDA.
         (Incorporated by reference to Exhibit
         10.13.3 to the Registration Statement
         on Form S-1.)
10.13.4  Mortgage, dated as of March 30, 1989,
         made by the Registrant and the IDA to
         Norstar Bank.  (Incorporated by
         reference to Exhibit 10.13.4 to the
         Registration Statement on Form S-1.)
10.13.5  Indemnification and Guaranty Agreement,
         dated as of March 30, 1989, from the
         Registrant to the JDA.  (Incorporated
         by reference to Exhibit 10.13.5 to the
         Registration Statement on Form S-1.)

Exhibit
 Number                 Description
- --------  ----------------------------------------

 10.13.6  Subordination Agreement, dated as of
          March 30, 1989, by Norstar Bank for the
          benefit of the IDA, the JDA and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.13.6 to the Registration
          Statement on Form S-1.)
 10.13.7  Mortgage Modification and Spreader
          Agreement, dated December 27, 1990,
          with respect to $1,400,000 Mortgage,
          among the JDA, Norstar Bank, the IDA
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.15.8 to the
          Registration Statement on Form S-1.)
 10.14.1  Guarantee Agreement, dated as of March
          30, 1989, made by the JDA to Norstar
          Bank for the benefit of and accepted by
          the Registrant.  (Incorporated by
          reference to Exhibit 10.14.1 to the
          Registration Statement on Form S-1.)
 10.14.2  Amendment, dated December 27, 1990, to
          Guarantee Agreement referenced in
          Exhibit 10.14.1.  (Incorporated by
          reference to Exhibit 10.14.2 to the
          Registration Statement on Form S-1.)
 10.14.3  Security Agreement (Machinery and
          Equipment), dated as of March 30, 1989,
          made by the Registrant for the benefit
          of Norstar Bank and accepted by the
          JDA.  (Incorporated by reference to
          Exhibit 10.14.3 to the Registration
          Statement on Form S-1.)
 10.14.4  Indemnification and Guaranty Agreement,
          dated as of March 30, 1989, made by the
          Registrant to the JDA.  (Incorporated
          by reference to Exhibit 10.14.4 to the
          Registration Statement on Form S-1.)
 10.14.5  Intercreditor Agreement, dated as of
          March 30, 1989, among Norstar Bank, The
          Buffalo and Erie County Regional
          Development Corporation ("RDC") and the
          JDA and acknowledged and accepted by
          the Registrant.  (Incorporated by
          reference to Exhibit 10.14.5 to the
          Registration Statement on Form S-1.)
 10.14.6  Letter Agreement, dated May 27, 1993
          between the New York Job Development
          Authority and the Registrant assigning
          a loan to the New York Job Development
          Authority.  (Incorporated by reference
          to Exhibit 10.14.6 of Form 10-K dated
          June 15, 1994.)
 10.15.7  Mortgage Modification and Spreader
          Agreement, dated December 27, 1990,
          with respect to $1,000,000 Mortgage,
          among Norstar Bank, the IDA and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.15.7 to the Registration
          Statement on Form S-1.)
 10.15.9  Security Agreement (Machinery and
          Equipment), dated December 27, 1990,
          from the Registrant to Norstar Bank and
          agreed to and accepted by the JDA and
          related to Machinery and Equipment
          Promissory Note.  (Incorporated by
          reference to Exhibit 10.15.9 to the
          Registration Statement on Form S-1.)
10.15.10  Guarantee Agreement, dated December 27,
          1990 from the JDA to Norstar Bank for
          the benefit of and acknowledged and
          accepted by the Registrant.
          (Incorporated by reference to Exhibit
          10.15.10 to the Registration Statement
          on Form S-1.)
10.15.11  Indemnification and Guaranty Agreement,
          dated as of December 27, 1990, between
          the JDA and the Registrant.
          (Incorporated by reference to Exhibit
          10.15.11 to the Registration Statement
          on Form S-1.)
10.15.12  Intercreditor Agreement, dated as of
          December 27, 1990, among Norstar Bank,
          the RDC and the JDA and acknowledged
          and agreed to by the Registrant.
          (Incorporated by reference to Exhibit
          10.15.12 to the Registration Statement
          on Form S-1.)
10.15.14  Letter Agreement, dated June 3, 1993
          between the New York Job Development
          Authority and the Registrant assigning
          a loan to the New York Job Development
          Authority.  (Incorporated by reference
          to Exhibit 10.14.6 of Form 10-K dated
          June 15, 1994.)
   10.16  Demand Note Agreement, dated March 31,
          1995, between Fleet Bank and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.16 of Form 10-K dated
          June 15, 1995.
 10.16.1  Amendment, dated June 17, 1996, to
          Demand Note Agreement referenced in
          Exhibit 10.16.
 10.17.1  Assignment, dated March 26, 1992, of
          Security Agreement and Machinery and
          Equipment Promissory Note referenced in
          Exhibit 10.15.9, and of Guarantee
          Agreement referenced in Exhibit
          10.15.10, from Norstar Bank to Marine
          Midland Bank and acknowledged and
          consented to by the JDA.  (Incorporated
          by reference to Exhibit 10.17.1 to the
          Registration Statement on Form S-1.)
 10.17.2  Modification and Reaffirmation
          Agreement, dated as of March 26, 1992,
          between Marine Midland Bank, the JDA
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.17.2 to the
          Registration Statement on Form S-1.)

Exhibit
 Number                 Description
- --------  ----------------------------------------

 10.17.3  Letter Agreement, dated March 26, 1992,
          from Marine Midland Bank to Norstar
          Bank and agreed to by Norstar Bank and
          the JDA and related to Intercreditor
          Agreement referenced in Exhibit
          10.15.12.  (Incorporated by reference
          to Exhibit 10.17.3 to the Registration
          Statement on Form S-1.)
   10.18  Demand Note Agreement, dated March 31,
          1995, between Marine Midland Bank and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.18 of Form 10-K
          dated June 15, 1995.)
 10.18.1  Demand Note Agreement, dated June 3,
          1996 between Marine Midland Bank and
          the Registrant.
*10.19.1  1984 Stock Plan of the Registrant.
          (Incorporated by reference to Exhibit
          10.19.1 to the Registration Statement
          on Form S-1.)
*10.19.2  Amendment No. 1, dated October 29,
          1987, to 1984 Stock Plan of the
          Registrant referenced in Exhibit
          10.19.1.  (Incorporated by reference to
          Exhibit 10.19.2 to the Registration
          Statement on Form S-1.)
*10.19.3  Amendment, dated July 27, 1989, to 1984
          Stock Plan of the Registrant referenced
          in Exhibit 10.19.1.  (Incorporated by
          reference to Exhibit 10.19.3 to the
          Registration Statement on Form S-1.)
*10.19.4  Amendment, dated May 11, 1990, to 1984
          Stock Plan of the Registrant referenced
          in Exhibit 10.19.1.  (Incorporated by
          reference to Exhibit 10.19.4 to the
          Registration Statement on Form S-1.)
*10.19.5  Amendment No. 2, dated July 26, 1990,
          to 1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          10.19.5 to the Registration Statement
          on Form S-1.)
*10.19.6  Amendment, dated October 6, 1993, to
          1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          4.3 to the Registration Statement of
          the Registrant on Form S-8
          (Registration No. 33-71716) (the
          "Registration Statement on Form S-8").)
*10.19.7  Amendment dated February 24, 1989, to
          1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          10.20.4 to the Registration Statement
          on Form S-1.)
*10.21.1  1990 Incentive Plan of the Registrant.
          (Incorporated by reference to Exhibit
          10.21 to the Registration Statement on
          Form S-1.)
*10.21.2  Amendment, dated October 6, 1993, to
          1990 Incentive Plan of the Registrant
          referenced in Exhibit 10.21.1.
          (Incorporated by reference to Exhibit
          4.4 to the Registration Statement on
          Form S-8.)
*10.21.3  Amendment dated March 17, 1995, to 1990
          Incentive Plan of the Registrant
          referenced in Exhibit 10.21.1.
          (Incorporated by reference to Exhibit
          10.21.3 of Form 10-K dated June 15,
          1995.)
   10.23  Form of Demand Note executed by persons
          listed in item 404(c) of regulations
          S-K who are indebted to the Company as
          evidence of such indebtedness as set
          forth on the schedule attached to the
          form.
 10.23.1  Form of Term Note executed by persons
          listed in item 404(c) of regulation S-K
          who are indebted to the Company as
          evidence of such indebtedness as set
          forth on the schedule attached to the
          form.
*10.24.1  Continuity Agreement, dated as of
          January 1, 1991, between John W.
          O'Leary and the Registrant.
          (Incorporated by reference to Exhibit
          10.24 to the Registration Statement on
          Form S-1.)
*10.24.2  Executive Continuity Agreement, dated
          June 23, 1994, between James H. Groh
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.24.2 of Form
          10-K dated June 15, 1994.)
*10.24.3  Executive Continuity Agreement, dated
          June 27, 1994, between Richard A.
          Marshall and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.3 of Form 10-K dated June 15,
          1994.)
*10.24.4  Executive Continuity Agreement, dated
          June 21, 1994, between Michael J.
          Drennan and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.4 of Form 10-K dated June 15,
          1994.)
*10.24.5  Executive Continuity Agreement, dated
          June 23, 1994, between Vincent C.
          Dowell and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.5 of Form 10-K dated June 15,
          1994.)
*10.24.6  Executive Continuity Agreement, dated
          June 23, 1994, between Richard W. Dean
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.24.6 of Form
          10-K dated June 15, 1994.)
*10.24.7  Executive Continuity Agreement, dated
          June 27, 1994, between Nick S.
          Mandrycky and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.7 of Form 10-K dated June 15,
          1994.)
*10.24.8  Executive Continuity Agreement, dated
          May 1, 1995 between Rickey W. Wallace
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.24.8 of Form
          10-K dated June 15, 1995.)
*10.24.9  Executive Continuity Agreement, dated
          April 20, 1995 between F. Lynn Hamb and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.24.9 of Form
          10-K dated June 15, 1995.)

 Exhibit
 Number                  Description
- ---------  ----------------------------------------

*10.24.10  Executive Continuity Agreement, dated
           July 10, 1995 between David B. Lupp and
           the Registrant.  (Incorporated by
           reference to Exhibit 10.4 of Form 10-Q
           dated August 16, 1995.)
   *10.25  Key Man Life Insurance Policy, dated
           December 17, 1992, issued by The Mutual
           of New York on the life of John W.
           O'Leary, in the amount of $2,000,000,
           with the Registrant named as
           beneficiary.  (Incorporated by
           reference to Exhibit 10.25.2 to the
           Registration Statement on Form S-1.)
  10.26.1  Lease Agreement, dated May 12, 1992,
           between Uniland Development Company and
           the Registrant with respect to 165
           Creekside Drive, Tonawanda, New York.
           (Incorporated by reference to Exhibit
           10.26.1 to the Registration Statement
           on Form S-1.)
  10.26.2  First Amendment, dated April 23, 1993,
           to Lease Agreement referenced in
           Exhibit 10.26.1.  (Incorporated by
           reference to Exhibit 10.26.2 to the
           Registration Statement on Form S-1.)
  10.27.1  Lease Agreement, dated December 29,
           1992, between Uniland Development
           Company and the Registrant with respect
           to 70 John Glenn, Amherst.
           (Incorporated by reference to Exhibit
           10.27 to the Registration Statement on
           Form S-1.)
  10.27.2  First Amendment, dated September 17,
           1993, to Lease Agreement referenced in
           Exhibit 10.27.1.  (Incorporated by
           reference to Exhibit 10.27.2 of Form
           10-K dated June 15, 1994.)
    10.28  Form of Registration Rights Agreement.
           (Incorporated by reference to Exhibit
           10.28 to the Registration Statement on
           Form S-1.)
   *10.29  Form of Directors and Officers
           Indemnification Agreement.
           (Incorporated by reference to Exhibit
           10.29 to the Registration Statement on
           Form S-1.)
    10.30  1993 Employee Stock Purchase Plan.
           (Incorporated by reference to Exhibit
           4.5 to the Registration Statement on
           Form S-8.)
   *10.31  1993 Outside Director Stock Option and
           Restricted Stock Plan.  (Incorporated
           by reference to Exhibit 10.31 of Form
           10-K dated June 15, 1995.)
    10.32  Stock Option, Nondisclosure,
           Noncompetition and Consulting Agreement
           between the Company and Antonio M.
           Perez, dated December 17, 1992.
           (Incorporated by reference to Exhibit
           4.10 to the Registration Statement on
           Form S-8.)
       11  Statement re Computation of Per Share
           Earnings.
       13  Portions of the 1996 Annual Report to
           Stockholders that are incorporated by
           reference.
       21  Subsidiaries of the Registrant
       23  Consent of KPMG Peat Marwick
       27  Financial Data Schedule

(B)  REPORTS ON FORM 8-K:

  None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL IMAGING MATERIALS, INC.


                          By:                  /s/ John W. O'Leary
                             ---------------------------------------------------
                                               John W. O'Leary
                                               President

                                               June 13, 1996
                              -------------------------------------------------
                                                   Date

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                           Title                     Date
           ---------                           -----                     ----

  /s/ John W. O'Leary            President and Chief Executive       June 13, 1996
- -------------------------------  Officer, Director
   John W. O'Leary              (Chief Operating Officer)


/s/ Michael J. Drennan           Vice President - Finance,           June 13, 1996
- -------------------------------  Treasurer, Secretary and
   Michael J. Drennan            Chief Financial Officer


 /s/ Donald D. Lennox            Chairman of the Board of Directors  June 13, 1996
- -------------------------------
   Donald D. Lennox


/s/ Robert S. Anderson
- ---------------------------
    Robert S. Anderson               Director                        June 13, 1996



 /s/ Alexander K. Daw
 ---------------------------
     Alexander K. Daw                Director                        June 13, 1996



 /s/ Michael J. Downey
 ---------------------
     Michael J. Downey                Director                       June 13, 1996



/s/ Ronald J. Kubovcik
- ----------------------
    Ronald J. Kubovcik                Director                       June 13, 1996



/s/ Richard A. Marshall         Executive Vice President &           June 13, 1996
- ------------------------        Chief Operating Officer,
    Richard A. Marshall         Director


/s/ William P. Montague
- ------------------------          Director                           June 13, 1996
   William P. Montague


/s/ Albert J. Simone
- ------------------------           Director                          June 13, 1996
    Albert J. Simone


                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
International Imaging Materials, Inc.:


Under date of April 24, 1996, we reported on the consolidated balance sheets of International Imaging Materials, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2 of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           /s/ KPMG Peat Marwick LLP
                                           ---------------------------------
                                           KPMG Peat Marwick LLP



Buffalo, New York
April 24, 1996

                                                                   Schedule VIII
                     INTERNATIONAL IMAGING MATERIALS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                BALANCE AT     AMOUNT    CHARGE-OFFS  BALANCE
                                                 BEGINNING   CHARGED TO      AND      END OF
       YEAR ENDED             DESCRIPTION         OF YEAR     EXPENSES    DISPOSALS    YEAR
       ----------             -----------       -----------  ----------  -----------  -------

March 31, 1994            Allowance for
                          doubtful accounts
                          receivable             $      8     $     10    $    ---     $      18

                          Inventory valuation         971          (79)        666           226
                                                     ----         ----        ----          ----
                                                 $    979     $    (69)   $    666     $     244
                                                     ----         ----        ----          ----


March 31, 1995            Allowance for
                          doubtful accounts
                          receivable                   18          122          19           121

                          Inventory valuation         226          550         199           577
                                                     ----         ----        ----          ----
                                                 $    244     $    672    $    218      $    698
                                                     ----         ----        ----          ----


March 31, 1996            Allowance for
                          doubtful accounts
                          receivable                  121          169           6           284

                          Inventory valuation         577          226         403           400
                                                     ----         ----       ----           ----
                                                 $    698     $    395    $    409      $    684
                                                     ----         ----        ----          ----


                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number                 Description                 Location
- -------  ----------------------------------------  --------

  3.1.1  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit
         3.1 to the Registration Statement of
         the Registrant on Form S-1
         (Registration No. 33-62290) (the
         "Registration Statement on Form S-1").)
  3.1.2  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit 3
         of Form 10-Q dated February 3, 1995.)
    3.2  By-laws of the Registrant.
         (Incorporated by reference to Exhibit
         3.2 to the Registration Statement on
         Form S-1.)
    4.1  Form of Certificate for Common Stock of
         the Registrant.  (Incorporated by
         reference to Exhibit 4.1 to the
         Registration Statement on Form S-1.)
 10.1.1  License Agreement, dated June 20, 1983,
         between Fuji Kagakushi Kogyo Company
         Limited (name subsequently changed to
         Fujicopian Co., Ltd.) ("Fujicopian")
         and the Registrant.  (Incorporated by
         reference to Exhibit 10.1.1 to the
         Registration Statement on Form S-1.)
 10.1.2  Amendment, dated February 24, 1987, to
         License Agreement referenced in Exhibit
         10.1.1.  (Incorporated by reference to
         Exhibit 10.1.2 to the Registration
         Statement on Form S-1.)
 10.1.3  Letter Agreement, dated March 6, 1989,
         between Fujicopian and the Registrant
         amending License Agreement referenced
         in Exhibit 10.1.1.  (Incorporated by
         reference to Exhibit 10.1.3 to the
         Registration Statement on Form S-1.)
 10.1.4  Amendment, dated April 24, 1990, to
         License Agreement referenced in Exhibit
         10.1.1.  (Incorporated by reference to
         Exhibit 10.1.4 to the Registration
         Statement on Form S-1.)
   10.2  Indemnification Agreement, dated April
         11, 1988, between Fujicopian and the
         Registrant.  (Incorporated by reference
         to Exhibit 10.2 to the Registration
         Statement on Form S-1.)
 10.3.1  Equipment Repurchase Agreement, dated
         March 6, 1989, between Fujicopian and
         the Registrant.  (Incorporated by
         reference to Exhibit 10.3.1 to the
         Registration Statement on Form S-1.)
 10.3.2  Assignment, dated March 30, 1989, of
         Equipment Repurchase Agreement
         referenced in Exhibit 10.3.1, from the
         Registrant to Norstar Bank, National
         Association ("Norstar Bank")
         (Incorporated by reference to Exhibit
         10.3.2 to the Registration Statement on
         Form S-1.).
 10.3.3  Letter Agreement, dated June 14, 1989,
         from Norstar Bank and the Registrant
         and agreed to by Fujicopian, clarifying
         terms of Assignment referenced in
         Exhibit 10.3.2.  (Incorporated by
         reference to Exhibit 10.3.3 to the
         Registration Statement on Form S-1.)
 10.3.4  Assignment, dated March 26, 1992, of
         Equipment Repurchase Agreement
         referenced in Exhibit 10.3.1, from
         Norstar Bank to Marine Midland Bank,
         N.A. ("Marine Midland Bank"), with
         consent by the New York Job Development
         Authority ("JDA").  (Incorporated by
         reference to Exhibit 10.3.4 to the
         Registration Statement on Form S-1.)
 10.4.1  Cross-License Agreement, dated as of
         December 14, 1984, between
         International Business Machines
         Corporation ("IBM") and the Registrant.
         (Incorporated by reference to Exhibit
         10.4.1 to the Registration Statement on
         Form S-1.)
 10.4.2  Letter Agreement, dated September 3,
         1987, between Fujicopian and the
         Registrant and related to Cross-License
         Agreement, dated as of July 1, 1986,
         between IBM and Fujicopian.
         (Incorporated by reference to Exhibit
         10.4.2 to the Registration Statement on
         Form S-1.)
  10.10  Memorandum of Understanding Concerning
         Heat-Sensitive Color Transfer Ribbons,
         dated April 1989, between Fujicopian
         and Dai Nippon Printing Co., Ltd., for
         the benefit, in part, of the Registrant
         (including an English translation
         thereof).  (Incorporated by reference
         to Exhibit 10.10 to the Registration
         Statement on Form S-1.)
  10.11  Letter Agreement, dated April 1, 1987,
         among Fujicopian, Toppan Printing Co.,
         Ltd. and Toyo Ink Manufacturing Co.,
         Ltd., for the benefit, in part, of the
         Registrant (including an English
         translation thereof).  (Incorporated by
         reference to Exhibit 10.11 to the
         Registration Statement on Form S-1.)

Exhibit
 Number                 Description                  Location
- --------  ----------------------------------------   --------

 10.12.6  Registration Rights Agreement, dated
          May 6, 1988, between the Registrant and
          Norstar Bank.  (Incorporated by
          reference to Exhibit 10.12.6 to the
          Registration Statement on Form S-1.)
 10.12.7  Common Stock Subscription Warrant,
          dated May 6, 1988, between the
          Registrant and Norstar Bank.
          (Incorporated by reference to Exhibit
          10.12.7 to the Registration Statement
          on Form S-1.)
 10.13.1  Guarantee Agreement, dated March 30,
          1989, made by the JDA to Norstar Bank
          for the benefit of and accepted by the
          Registrant.  (Incorporated by reference
          to Exhibit 10.13.1 to the Registration
          Statement on Form S-1.)
 10.13.2  Amendment, dated December 27, 1990, to
          Guarantee Agreement referenced in
          Exhibit 10.13.1.  (Incorporated by
          reference to Exhibit 10.13.2 to the
          Registration Statement on Form S-1.)
 10.13.3  Loan and Use Agreement, dated as of
          March 30, 1989, between Norstar Bank,
          the Town of Amherst Industrial
          Development Agency ("IDA") and the
          Registrant and agreed to by the JDA.
          (Incorporated by reference to Exhibit
          10.13.3 to the Registration Statement
          on Form S-1.)
 10.13.4  Mortgage, dated as of March 30, 1989,
          made by the Registrant and the IDA to
          Norstar Bank.  (Incorporated by
          reference to Exhibit 10.13.4 to the
          Registration Statement on Form S-1.)
 10.13.5  Indemnification and Guaranty Agreement,
          dated as of March 30, 1989, from the
          Registrant to the JDA.  (Incorporated
          by reference to Exhibit 10.13.5 to the
          Registration Statement on Form S-1.)
 10.13.6  Subordination Agreement, dated as of
          March 30, 1989, by Norstar Bank for the
          benefit of the IDA, the JDA and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.13.6 to the Registration
          Statement on Form S-1.)
 10.13.7  Mortgage Modification and Spreader
          Agreement, dated December 27, 1990,
          with respect to $1,400,000 Mortgage,
          among the JDA, Norstar Bank, the IDA
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.15.8 to the
          Registration Statement on Form S-1.)
 10.14.1  Guarantee Agreement, dated as of March
          30, 1989, made by the JDA to Norstar
          Bank for the benefit of and accepted by
          the Registrant.  (Incorporated by
          reference to Exhibit 10.14.1 to the
          Registration Statement on Form S-1.)
 10.14.2  Amendment, dated December 27, 1990, to
          Guarantee Agreement referenced in
          Exhibit 10.14.1.  (Incorporated by
          reference to Exhibit 10.14.2 to the
          Registration Statement on Form S-1.)
 10.14.3  Security Agreement (Machinery and
          Equipment), dated as of March 30, 1989,
          made by the Registrant for the benefit
          of Norstar Bank and accepted by the
          JDA.  (Incorporated by reference to
          Exhibit 10.14.3 to the Registration
          Statement on Form S-1.)
 10.14.4  Indemnification and Guaranty Agreement,
          dated as of March 30, 1989, made by the
          Registrant to the JDA.  (Incorporated
          by reference to Exhibit 10.14.4 to the
          Registration Statement on Form S-1.)
 10.14.5  Intercreditor Agreement, dated as of
          March 30, 1989, among Norstar Bank, The
          Buffalo and Erie County Regional
          Development Corporation ("RDC") and the
          JDA and acknowledged and accepted by
          the Registrant.  (Incorporated by
          reference to Exhibit 10.14.5 to the
          Registration Statement on Form S-1.)
 10.14.6  Letter Agreement, dated May 27, 1993
          between the New York Job Development
          Authority and the Registrant assigning
          a loan to the New York Job Development
          Authority.  (Incorporated by reference
          to Exhibit 10.14.6 of Form 10-K dated
          June 15, 1994.)
 10.15.7  Mortgage Modification and Spreader
          Agreement, dated December 27, 1990,
          with respect to $1,000,000 Mortgage,
          among Norstar Bank, the IDA and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.15.7 to the Registration
          Statement on Form S-1.)
 10.15.9  Security Agreement (Machinery and
          Equipment), dated December 27, 1990,
          from the Registrant to Norstar Bank and
          agreed to and accepted by the JDA and
          related to Machinery and Equipment
          Promissory Note.  (Incorporated by
          reference to Exhibit 10.15.9 to the
          Registration Statement on Form S-1.)
10.15.10  Guarantee Agreement, dated December 27,
          1990 from the JDA to Norstar Bank for
          the benefit of and acknowledged and
          accepted by the Registrant.
          (Incorporated by reference to Exhibit
          10.15.10 to the Registration Statement
          on Form S-1.)
10.15.11  Indemnification and Guaranty Agreement,
          dated as of December 27, 1990, between
          the JDA and the Registrant.
          (Incorporated by reference to Exhibit
          10.15.11 to the Registration Statement
          on
          Form S-1.)

Exhibit
 Number                 Description                 Location
- --------  ----------------------------------------  --------

10.15.12  Intercreditor Agreement, dated as of
          December 27, 1990, among Norstar Bank,
          the RDC and the JDA and acknowledged
          and agreed to by the Registrant.
          (Incorporated by reference to Exhibit
          10.15.12 to the Registration Statement
          on Form S-1.)
10.15.14  Letter Agreement, dated June 3, 1993
          between the New York Job Development
          Authority and the Registrant assigning
          a loan to the New York Job Development
          Authority.  (Incorporated by reference
          to Exhibit 10.14.6 of Form 10-K dated
          June 15, 1994.)
   10.16  Demand Note Agreement, dated March 31,
          1995, between Fleet Bank and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.16 of Form 10-K dated
          June 15, 1995.)
 10.16.1  Amendment, dated June 17, 1996 to
          Demand Note Agreement referenced in
          Exhibit 10.16.
 10.17.1  Assignment, dated March 26, 1992, of
          Security Agreement and Machinery and
          Equipment Promissory Note referenced in
          Exhibit 10.15.9, and of Guarantee
          Agreement referenced in Exhibit
          10.15.10, from Norstar Bank to Marine
          Midland Bank and acknowledged and
          consented to by the JDA.  (Incorporated
          by reference to Exhibit 10.17.1 to the
          Registration Statement on Form S-1.)
 10.17.2  Modification and Reaffirmation
          Agreement, dated as of March 26, 1992,
          between Marine Midland Bank, the JDA
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.17.2 to the
          Registration Statement on Form S-1.)
 10.17.3  Letter Agreement, dated March 26, 1992,
          from Marine Midland Bank to Norstar
          Bank and agreed to by Norstar Bank and
          the JDA and related to Intercreditor
          Agreement referenced in Exhibit
          10.15.12.  (Incorporated by reference
          to Exhibit 10.17.3 to the Registration
          Statement on Form S-1.)
   10.18  Demand Note Agreement, dated March 31,
          1995, between Marine Midland Bank and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.18 of Form 10-K
          dated June 15, 1995.)
 10.18.1  Demand Note Agreement, dated June 3,
          1996 between Marine Midland Bank and
          the Registrant.
 10.19.1  1984 Stock Plan of the Registrant.
          (Incorporated by reference to Exhibit
          10.19.1 to the Registration Statement
          on Form S-1.)
 10.19.2  Amendment No. 1, dated October 29,
          1987, to 1984 Stock Plan of the
          Registrant referenced in Exhibit
          10.19.1.  (Incorporated by reference to
          Exhibit 10.19.2 to the Registration
          Statement on Form S-1.)
 10.19.3  Amendment, dated July 27, 1989, to 1984
          Stock Plan of the Registrant referenced
          in Exhibit 10.19.1.  (Incorporated by
          reference to Exhibit 10.19.3 to the
          Registration Statement on Form S-1.)
 10.19.4  Amendment, dated May 11, 1990, to 1984
          Stock Plan of the Registrant referenced
          in Exhibit 10.19.1.  (Incorporated by
          reference to Exhibit 10.19.4 to the
          Registration Statement on Form S-1.)
 10.19.5  Amendment No. 2, dated July 26, 1990,
          to 1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          10.19.5 to the Registration Statement
          on Form S-1.)
 10.19.6  Amendment, dated October 6, 1993, to
          1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          4.3 to the Registration Statement of
          the Registrant on Form S-8
          (Registration No. 33-71716) (the
          "Registration Statement on Form S-8").)
 10.19.7  Amendment dated February 24, 1989, to
          1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          10.20.4 to the Registration Statement
          on Form S-1.)
 10.21.1  1990 Incentive Plan of the Registrant.
          (Incorporated by reference to Exhibit
          10.21 to the Registration Statement on
          Form S-1.)
 10.21.2  Amendment, dated October 6, 1993, to
          1990 Incentive Plan of the Registrant
          referenced in Exhibit 10.21.1.
          (Incorporated by reference to Exhibit
          4.4 to the Registration Statement on
          Form S-8.)
 10.21.3  Amendment dated March 17, 1995, to 1990
          Incentive Plan of the Registrant
          referenced in Exhibit 10.21.1.
          (Incorporated by reference to Exhibit
          10.21.3 of Form 10-K dated June 15,
          1995.)
   10.23  Form of Demand Note executed by persons
          listed in item 404(c) of regulation S-K
          who are indebted to the Company as
          evidence of such indebtedness as set
          forth on the schedule to the form.
 10.23.1  Form of Term Note executed by persons
          listed in item 404(c) of regulation S-K
          who are indebted to the Company as
          evidence of such indebtedness as set
          forth on the schedule attached to the
          form.

Exhibit
 Number                 Description                 Location
- --------  ----------------------------------------  --------

 10.24.1  Continuity Agreement, dated as of
          January 1, 1991, between John W.
          O'Leary and the Registrant.
          (Incorporated by reference to Exhibit
          10.24 to the Registration Statement on
          Form S-1.)
 10.24.2  Executive Continuity Agreement, dated
          June 23, 1994, between James H. Groh
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.24.2 of Form
          10-K dated June 15, 1994.)
 10.24.3  Executive Continuity Agreement, dated
          June 27, 1994, between Richard A.
          Marshall and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.3 of Form 10-K dated June 15,
          1994.)
 10.24.4  Executive Continuity Agreement, dated
          June 21, 1994, between Michael J.
          Drennan and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.4 of Form 10-K dated June 15,
          1994.)
 10.24.5  Executive Continuity Agreement, dated
          June 23, 1994, between Vincent C.
          Dowell and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.5 of Form 10-K dated June 15,
          1994.)
 10.24.6  Executive Continuity Agreement, dated
          June 23, 1994, between Richard W. Dean
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.24.6 of Form
          10-K dated June 15, 1994.)
 10.24.7  Executive Continuity Agreement, dated
          June 27, 1994, between Nick S.
          Mandrycky and the Registrant.
          (Incorporated by reference to Exhibit
          10.24.7 of Form 10-K dated June 15,
          1994.)
 10.24.8  Executive Continuity Agreement, dated
          May 1, 1995 between Rickey W. Wallace
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.24.8 of Form
          10-K dated June 15, 1995.)
 10.24.9  Executive Continuity Agreement, dated
          April 20, 1995 between F. Lynn Hamb and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.24.9 of Form
          10-K dated June 15, 1995.)
10.24.10  Executive Continuity Agreement dated
          July 10, 1995 between David B. Lupp and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.4 of Form 10-Q
          dated August 16, 1995.)
   10.25  Key Man Life Insurance Policy, dated
          December 17, 1992, issued by The Mutual
          of New York on the life of John W.
          O'Leary, in the amount of $2,000,000,
          with the Registrant named as
          beneficiary.  (Incorporated by
          reference to Exhibit 10.25.2 to the
          Registration Statement on Form S-1.)
 10.26.1  Lease Agreement, dated May 12, 1992,
          between Uniland Development Company and
          the Registrant with respect to 165
          Creekside Drive, Tonawanda, New York.
          (Incorporated by reference to Exhibit
          10.26.1 to the Registration Statement
          on Form S-1.)
 10.26.2  First Amendment, dated April 23, 1993,
          to Lease Agreement referenced in
          Exhibit 10.26.1.  (Incorporated by
          reference to Exhibit 10.26.2 to the
          Registration Statement on Form S-1.)
 10.27.1  Lease Agreement, dated December 29,
          1992, between Uniland Development
          Company and the Registrant with respect
          to 70 John Glenn, Amherst.
          (Incorporated by reference to Exhibit
          10.27 to the Registration Statement on
          Form S-1.)
 10.27.2  First Amendment, dated September 17,
          1993, to Lease Agreement referenced in
          Exhibit 10.27.1.  (Incorporated by
          reference to Exhibit 10.27.2 of Form
          10-K dated June 15, 1994.)
   10.28  Form of Registration Rights Agreement.
          (Incorporated by reference to Exhibit
          10.28 to the Registration Statement on
          Form S-1.)
   10.29  Form of Directors and Officers
          Indemnification Agreement.
          (Incorporated by reference to Exhibit
          10.29 to the Registration Statement on
          Form S-1.)
   10.30  1993 Employee Stock Purchase Plan.
          (Incorporated by reference to Exhibit
          4.5 to the Registration Statement on
          Form S-8.)
   10.31  1993 Outside Director Stock Option and
          Restricted Stock Plan.  (Incorporated
          by reference to Exhibit 10.31 of Form
          10-K dated June 15, 1995.)
   10.32  Stock Option, Nondisclosure,
          Noncompetition and Consulting Agreement
          between the Company and Antonio M.
          Perez, dated December 17, 1992.
          (Incorporated by reference to Exhibit
          4.10 to the Registration Statement on
          Form S-8.)
      11  Statement re Computation of Per Share
          Earnings.
      13  Portions of the 1996 Annual Report to
          Stockholders that are incorporated
          herein by reference.....................
      21  Subsidiaries of the Registrant
      23  Consent of KPMG Peat Marwick
      27  Financial Data Schedule
