Form 10-Q
period 1996-07-02
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1996-08-15
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q



[MARK ONE]


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 2, 1996


            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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


                  310 Commerce Drive, Amherst, New York 14228
                  -------------------------------------------
            (Address of Principal Executive Offices)  (Zip Code)


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


At August 5, 1996, 8,661,291 shares of Common Stock of the Registrant were outstanding.

                     INTERNATIONAL IMAGING MATERIALS, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I.          FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Balance Sheets as of
                 July 2, 1996 (unaudited) and March 31, 1996                 3

                 Consolidated Statements of Income (unaudited) for the
                 three months ended July 2, 1996 and July 4, 1995            4

                 Consolidated Statements of Cash Flows (unaudited) for the
                 three months ended July 2, 1996 and July 4, 1995            5

                 Notes to Consolidated Financial Statements                  6

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               7

PART II.         OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                                  10

EXHIBIT INDEX                                                               11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      JULY 2,          MARCH 31,
                                                                       1996              1996
                                                                      -------          ---------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND
      ASSETS                                                               PER SHARE AMOUNTS)
      ------
Current assets:
  Cash and cash equivalents                                             $    335           $    570
  Trade receivables                                                       13,826             16,157
  Inventories:
    Raw materials                                                          7,015              9,397
    Work in process                                                        3,246              3,627
    Finished goods                                                         5,349              4,839
                                                                        --------           --------
         Total inventories                                                15,610             17,863
                                                                        --------           --------
  Prepaid expenses                                                           824                635
  Deferred income taxes                                                    1,490              1,467
                                                                        --------           --------
         Total current assets                                             32,085             36,692
                                                                        --------           --------
Property, plant and equipment, at cost:
  Land                                                                     1,170              1,163
  Buildings and improvements                                              10,924             10,924
  Equipment                                                               65,566             64,362
  Construction in progress                                                21,552             17,194
                                                                        --------           --------
                                                                          99,212             93,643
  Less accumulated depreciation                                           23,290             21,826
                                                                        --------           --------
         Net property, plant and equipment                                75,922             71,817
                                                                        --------           --------
Other assets                                                               8,008              6,952
                                                                        --------           --------
                                                                        $116,015           $115,461
                                                                        ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Notes payable to banks                                                  16,397             16,292
  Current installments of long-term debt                                   1,529              1,674
  Trade accounts payable                                                   3,200              8,126
  Accrued compensation and benefits                                          611                338
  Payable to Fujicopian Co., Ltd., a related party                         1,855              1,184
  Other accrued liabilities                                                1,367              1,132
  Income taxes payable                                                       226                ---
                                                                        --------           --------
         Total current liabilities                                        25,185             28,746
Long-term debt, excluding current installments                             1,844              2,259
Deferred income taxes                                                      6,733              6,336
                                                                        --------           --------
         Total liabilities                                                33,762             37,341
                                                                        --------           --------

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
   authorized; none issued                                                   ---                ---
  Common stock; $.01 par value; 30,000,000 shares
   authorized; 8,839,587 and 8,855,301 shares issued
   as of July 2, 1996 and March 31, 1996, respectively                        88                 89
  Additional paid-in capital                                              51,852             53,037
  Unearned compensation - restricted stock award                            (604)              (692)
  Notes receivable from exercise of stock options and warrants            (1,138)            (1,219)
 Retained earnings                                                        35,225             32,394
 Treasury stock, 179,221 and 310,400 shares, at cost as of
   July 2, 1996 and March 31, 1996, respectively                          (3,170)            (5,489)
                                                                        --------           --------
         Total stockholders' equity                                       82,253             78,120
                                                                        --------           --------
                                                                        $116,015           $115,461
                                                                        ========           ========

          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                  THREE MONTHS ENDED
                                              --------------------------
                                               JULY 2,         JULY 4,
                                                1996            1995
                                              ---------       --------
                                              (IN THOUSANDS, EXCEPT PER
                                                    SHARE AMOUNTS)

Revenues                                        $25,003         $19,001
Cost of goods sold                               17,479          13,584
                                                -------         -------

   Gross profit                                   7,524           5,417
                                                -------         -------

Operating expenses:
 Research and development                           848             690
 Selling                                          1,136             898
 General and administrative                       1,055             925
                                                -------         -------

   Total operating expenses                       3,039           2,513
                                                -------         -------

   Operating income                               4,485           2,904

Other expense                                       130              42
                                                -------         -------

   Income before income taxes                     4,355           2,862

Income taxes                                      1,524           1,031
                                                -------         -------

   Net income                                   $ 2,831         $ 1,831
                                                =======         =======

Net income per share of common stock              $0.32           $0.20
                                                =======         =======

Weighted average common shares outstanding        8,942           9,321
                                                =======         =======




          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                  --------------------
                                                                                   JULY 2,    JULY 4,
                                                                                    1996       1995
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)

Cash flows from operating activities:
  Net income                                                                       $ 2,831    $ 1,831
                                                                                   -------    -------
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                                   1,881      1,312
     Deferred income taxes                                                             626        399
     Other noncash provisions                                                           97         70
     Reduction in income tax payable from the exercise of options and warrants         393        564
     Cash provided (used) by changes in:
      Trade receivables                                                              2,322     (1,073)
      Inventories                                                                    2,253       (802)
      Prepaid expenses                                                                (189)       (83)
      Other assets                                                                    (303)        10
      Trade accounts payable                                                        (2,876)    (2,078)
      Accrued compensation and benefits                                                273       (553)
      Payable to Fujicopian Co., Ltd.                                                  701       (298)
      Other accrued liabilities                                                        235       (332)
      Income taxes payable                                                             226     (1,273)
                                                                                   -------    -------
       Total adjustments                                                             5,639     (4,137)
                                                                                   -------    -------
       Net cash provided (used) by operating activities                              8,470     (2,306)
                                                                                   -------    -------

Cash flows provided (used) by investing activities:
  Capital expenditures                                                              (7,670)    (4,098)
  Maturities of securities                                                             ---      3,468
                                                                                   -------    -------
       Net cash used in investing activities                                        (7,670)      (630)
                                                                                   -------    -------

Cash flows provided (used) by financing activities:
  Proceeds from sale of common stock                                                    24         30
  Exercise of stock options and warrants:
     Proceeds                                                                          545         18
     Notes received from officers and director                                      (1,149)    (1,873)
  Proceeds from note payable                                                           105      2,506
  Repayments of long-term debt                                                        (560)      (571)
                                                                                   -------    -------
       Net cash provided (used) by financing activities                             (1,035)       110
                                                                                   -------    -------

Net decrease in cash and cash equivalents                                             (235)    (2,826)
Cash and cash equivalents at beginning of period                                       570      3,559
                                                                                   -------    -------
Cash and cash equivalents at end of period                                         $   335    $   733
                                                                                   =======    =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest, net of amount capitalized                                               102         77
     Income taxes                                                                  $    31    $ 1,341
                                                                                   =======    =======

Supplemental disclosure of noncash investing and financing activities:
  Decrease in liabilities incurred in connection with capital expenditures          (2,080)      (589)
  Notes received from exercise of stock options and warrants                           ---        273
  Common stock surrendered                                                         $   240    $   671
                                                                                   =======    =======

          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ADJUSTMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position as of July 2, 1996 and consolidated results of operations for the three month periods ended July 2, 1996 and July 4, 1995 and consolidated cash flows for the three month periods ended July 2, 1996 and July 4, 1995. Consolidated results of operations for the three month periods ended July 2, 1996 are not necessarily indicative of results to be expected for the full year ending March 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
- ---------------------

COMPARISON OF THE QUARTER ENDED JULY 2, 1996 WITH THE QUARTER ENDED JULY 4, 1995

     Revenues in the three months ended July 2, 1996 were $25.0 million, an increase of 31.6% from $19.0 million in the three months ended July 4, 1995.

     The Company sells its ribbons primarily to printer original equipment manufacturers, which in turn sell the ribbons under their own brand names to end-users, either directly or through distributors and value-added resellers. Revenues from OEM customers in the three months ended July 2, 1996 were $17.9 million, comprised 71.5% of total revenues, and increased 19.6% from $14.9 million in the three months ended July 4, 1995. This increase primarily reflects the transfer from Fujicopian to the Company of ribbon production for a significant color ribbon program and new product lines introduced by the Company to existing tag and label customers.

     The Company also sells its ribbons directly to distributors and dealers where such sales do not adversely affect the Company's OEM customers. Revenues from domestic distributors in the three months ended July 2, 1996 were $6.3 million, comprised 25.3% of total revenues, and increased 63.3% from $3.9 million in the three months ended July 4, 1995. In September 1995, the Company acquired the thermal transfer supplies business from one of its OEM customers, QMS Inc., and began selling ribbons and other thermal transfer supplies under the QMS brand name directly to distributors, dealers and end-users. The higher selling prices for ribbons and other items included in the QMS supplies business, the addition of several new significant tag and label customers, and end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures contributed to this growth.

     Revenues from international distributors in the three months ended July 2, 1996 were $813,000, comprised 3.3% of total revenues, and increased 330.2% from $189,000 in the three months ended July 4, 1995. The rapid expansion of the market for tag and label printing in South America, and the Company's marketing programs targeting these opportunities, were principally responsible for the addition of several new customers and the corresponding sales increase.

     Gross margin was 30.1% of revenues in the three months ended July 2, 1996 as compared to 28.5% in the three months ended July 4, 1995. This improvement primarily resulted from increased leverage of fixed overhead costs and production efficiencies from the higher sales volume, higher margins on the QMS thermal transfer supplies business and the stronger U.S. dollar for product purchased from Japan.

     Operating expenses were $3.0 million in the three months ended July 2, 1996, an increase of $526,000 from $2.5 million in the three months ended July 4, 1995. Personnel additions in research and development and sales and marketing as investments in future revenue growth, as well as the creation of a telemarketing capability for QMS thermal transfer supplies, contributed to this expense increase.

     Other expense was $130,000 in the three months ended July 2, 1996, an increase of $88,000 from $42,000 in the three months ended July 4, 1995. This increase reflects the expensing of current interest charges on the Company's lines of credit subsequent to the completion of construction of the Company's new manufacturing facility in April 1996. Interest charges incurred on the Company's lines of credit in the three months ended July 4, 1995 were capitalized as part of the cost of the facility.

     Weighted average common shares outstanding in the three months ended July 2, 1996 were 8.9 million shares, a decrease of 379,000 shares from 9.3 million shares in the three months ended July 4, 1995. This decrease primarily resulted from the repurchase of 315,400 share on the open market during February and March 1996.

Liquidity and Capital Resources
- -------------------------------

     The Company's financial condition remained strong, with long-term debt comprising only 2.2% of total capitalization at July 2, 1996. During the three months ended July 2, 1996, $8.5 million of cash provided by operating activities was used to fund $7.7 million of capital expenditures primarily related to the construction and purchase of equipment for the Company's new 100,000 square foot manufacturing facility. The Company also loaned officers $1.1 million for their income taxes related to the exercise of non-qualified stock options. Trade accounts payable decreased $4.9 million in the three months ended July 2, 1996 due primarily to payments for capital expenditures and reductions in raw material purchases in order to reduce inventory levels.

     The Company expects to spend approximately $6.5 million on capital expenditures during the remainder of fiscal 1997. The Company had available borrowing capacity under lines of credit with two banks of $13.6 million at July 2, 1996. The Company anticipates funding its capital expenditures program and its working capital requirements, in addition to repaying approximately $12.0 million of the $16.4 million balance on its lines of credit, with cash generated by operating activities in fiscal 1997. The Company believes that internally generated cash will be more than sufficient to fully repay the lines of credit and fund working capital, capital expenditures and debt service requirements in fiscal 1998.

PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K:

  (a)  Exhibits

     11  Statement re:  Calculation of Net Income Per Share of Common Stock.

     27  Financial Data Schedule


  (b)  No reports on Form 8-K were filed during the quarter ended July 2, 1996.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL IMAGING MATERIALS, INC.


     Date:      8/12/96      /s/ JOHN W. O'LEARY
             ----------      -------------------
                              John W. O'Leary
                              President and
                              Chief Executive Officer



     Date:      8/12/96      /s/ MICHAEL J. DRENNAN
             ----------      ----------------------
                              Michael J. Drennan
                              Vice President - Finance,
                              Treasurer, Secretary and
                              Chief Financial Officer

                                 EXHIBIT INDEX




 Exhibit Number                       Description                      Page
 --------------                       -----------                      ----

       11         Calculation of Net Income per Share of Common Stock    12

       27         Financial Data Schedule                                13