Form 10-Q
period 1996-10-01
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1996-11-12
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q



[MARK ONE]


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 1, 1996


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


At October 25, 1996, 8,722,891 shares of Common Stock of the Registrant were outstanding.

                     INTERNATIONAL IMAGING MATERIALS, INC.
                               INDEX TO FORM 10-Q


                                                                                                PAGE
                                                                                                ----

PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets (unaudited) as of
                 October 1, 1996 and March 31, 1996                                                 3

                 Consolidated Statements of Income (unaudited) for the
                 three and six months ended October 1, 1996 and October 3, 1995                     4

                 Consolidated Statements of Cash Flows (unaudited) for the
                 six months ended October 1, 1996 and October 3, 1995                               5

                 Notes to Consolidated Financial Statements                                         6

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                      7

PART II.         OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders                               10

      Item 6.    Exhibits and Reports on Form 8-K                                                  10

SIGNATURES                                                                                         11

EXHIBIT INDEX                                                                                      12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     OCTOBER 1,         MARCH 31,
                                                                        1996              1996
                                                                  ----------------  -----------------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND
        ASSETS                                                             PER SHARE AMOUNTS)
        ------
Current assets:
  Cash and cash equivalents                                              $  1,186           $    570
  Trade receivables                                                        15,736             16,157
  Inventories:
    Raw materials                                                           5,485              9,397
    Work in process                                                         3,907              3,627
    Finished goods                                                          5,594              4,839
                                                                         --------           --------
         Total inventories                                                 14,986             17,863
                                                                         --------           --------
  Prepaid expenses                                                            771                635
  Deferred income taxes                                                     1,513              1,467
                                                                         --------           --------
         Total current assets                                              34,192             36,692
                                                                         --------           --------
Property, plant and equipment, at cost:
  Land                                                                      1,171              1,163
  Buildings and improvements                                               20,773             10,924
  Equipment                                                                74,208             64,362
  Construction in progress                                                  5,074             17,194
                                                                         --------           --------
                                                                          101,226             93,643
  Less accumulated depreciation                                            24,880             21,826
                                                                         --------           --------
         Net property, plant and equipment                                 76,346             71,817
                                                                         --------           --------
Other assets                                                                7,708              6,952
                                                                         --------           --------
                                                                         $118,246           $115,461
                                                                         ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Notes payable to banks                                                   13,300             16,292
  Current installments of long-term debt                                    1,384              1,674
  Trade accounts payable                                                    4,649              8,126
  Accrued compensation and benefits                                           641                338
  Payable to Fujicopian Co., Ltd., a related party                          2,428              1,184
  Other accrued liabilities                                                 1,272              1,132
                                                                         --------           --------
         Total current liabilities                                         23,674             28,746
Long-term debt, excluding current installments                              1,569              2,259
Deferred income taxes                                                       7,307              6,336
                                                                         --------           --------
         Total liabilities                                                 32,550             37,341
                                                                         --------           --------

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
   authorized; none issued                                                    ---                ---
  Common stock; $.01 par value; 30,000,000 shares
   authorized; 8,839,587 and 8,855,301 shares issued
   as of October 1, 1996 and March 31, 1996, respectively                      88                 89
  Additional paid-in capital                                               51,640             53,037
  Unearned compensation - restricted stock award                             (551)              (692)
  Notes receivable from exercise of stock options and warrants             (1,138)            (1,219)
 Retained earnings                                                         38,095             32,394
 Treasury stock, 136,696 and 310,400 shares, at cost as of
   October 1, 1996 and March 31, 1996, respectively                        (2,438)            (5,489)
                                                                         --------           --------
         Total stockholders' equity                                        85,696             78,120
                                                                         --------           --------
                                                                         $118,246           $115,461
                                                                         ========           ========

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                              --------------------------  -------------------------
                                               OCTOBER 1,    OCTOBER 3,    OCTOBER 1,   OCTOBER 3,
                                                  1996          1995          1996         1995
                                              ------------  ------------  ------------  -----------
                                              (IN THOUSANDS, EXCEPT PER   (IN THOUSANDS, EXCEPT PER
                                                    SHARE AMOUNTS)             SHARE AMOUNTS)

Revenues                                           $26,851      $21,223        $51,854      $40,224
Cost of goods sold                                  19,013       15,014         36,492       28,598
                                                   -------      -------        -------      -------

   Gross profit                                      7,838        6,209         15,362       11,626
                                                   -------      -------        -------      -------

Operating expenses:
 Research and development                              877          856          1,725        1,546
 Selling                                             1,273          971          2,409        1,869
 General and administrative                          1,067          924          2,122        1,849
                                                   -------      -------        -------      -------

   Total operating expenses                          3,217        2,751          6,256        5,264
                                                   -------      -------        -------      -------

   Operating income                                  4,621        3,458          9,106        6,362

Other expense                                          205           (1)           335           41
                                                   -------      -------        -------      -------

   Income before income taxes                        4,416        3,459          8,771        6,321

Income taxes                                         1,546        1,246          3,070        2,277
                                                   -------      -------        -------      -------

   Net income                                      $ 2,870      $ 2,213        $ 5,701      $ 4,044
                                                   =======      =======        =======      =======

Net income per share of common stock                 $0.32        $0.24          $0.64        $0.43
                                                   =======      =======        =======      =======

Weighted average common shares outstanding           8,978        9,327          8,932        9,325
                                                   =======      =======        =======      =======




          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                  ------------------------
                                                                                  OCTOBER 1,   OCTOBER 3,
                                                                                     1996         1995
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)

Cash flows from operating activities:
  Net income                                                                         $ 5,701     $  4,044
                                                                                     -------     --------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     3,915        2,707
     Deferred income taxes                                                             1,262          836
     Other noncash provisions                                                            160          140
     Reduction in income tax payable from the exercise of options and warrants           526          826
     Cash provided (used) by changes in:
      Trade receivables                                                                  403           27
      Inventories                                                                      2,877       (2,373)
      Prepaid expenses                                                                  (136)        (230)
      Other assets                                                                      (352)          26
      Trade accounts payable                                                          (1,539)      (1,430)
      Accrued compensation and benefits                                                  303         (474)
      Payable to Fujicopian Co., Ltd.                                                  1,282          248
      Other accrued liabilities                                                          140          (56)
      Income taxes payable                                                               ---         (831)
                                                                                     -------     --------
       Total adjustments                                                               8,841         (584)
                                                                                     -------     --------
       Net cash provided by operating activities                                      14,542        3,460
                                                                                     -------     --------

Cash flows used in investing activities:
  Capital expenditures                                                                (9,675)      (9,377)
  Payments to acquire other assets                                                       ---       (5,575)
  Maturities of securities                                                               ---        3,468
                                                                                     -------     --------
       Net cash used in investing activities                                          (9,675)     (11,484)
                                                                                     -------     --------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                      42           56
  Exercise of stock options and warrants:
     Proceeds                                                                            828          136
     Notes received from officers                                                     (1,149)      (2,172)
  Proceeds from (repayment of) notes payable to banks                                 (2,992)       7,500
  Repayments of long-term debt                                                          (980)        (998)
                                                                                     -------     --------
       Net cash provided (used) by financing activities                               (4,251)       4,522
                                                                                     -------     --------

Net increase (decrease) in cash and cash equivalents                                     616       (3,502)
Cash and cash equivalents at beginning of period                                         570        3,559
                                                                                     -------     --------
Cash and cash equivalents at end of period                                           $ 1,186     $     57
                                                                                     =======     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest, net of amount capitalized                                                 356           92
     Income taxes                                                                    $ 1,107     $  1,446
                                                                                     =======     ========

Supplemental disclosure of noncash investing and financing activities:
  Decrease in liabilities incurred in connection with capital expenditures            (1,976)        (354)
  Notes received from exercise of stock options and warrants                             ---          448
  Common stock surrendered for repayment of notes receivable                             240          671
  Issuance of restricted common stock                                                $     1     $     58
                                                                                     =======     ========

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) ADJUSTMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position as of October 1, 1996 and consolidated results of operations for the three and six month periods ended October 1, 1996 and October 3, 1995 and consolidated cash flows for the six month periods ended October 1, 1996 and October 3, 1995. Consolidated results of operations for the three and six month periods ended October 1, 1996 are not necessarily indicative of results to be expected for the full year ending March 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

COMPARISON OF THE QUARTER ENDED OCTOBER 1, 1996 WITH THE QUARTER ENDED OCTOBER 3, 1995

     Revenues in the three months ended October 1, 1996 were $26.9 million, an increase of 26.5% from $21.2 million in the three months ended October 3, 1995.

     The Company sells its ribbons primarily to printer original equipment manufacturers, which in turn sell the ribbons under their own brand names to end-users, either directly or through distributors and value-added resellers. Revenues from OEM customers in the three months ended October 1, 1996 were

$20.1 million, comprised 75.0% of total revenues, and increased 21.6% from $16.6 million in the three months ended October 3, 1995. This increase primarily reflects the transfer of ribbon production for a significant color ribbon program from Fujicopian to the Company, new product introduced by the Company to existing tag and label customers in North America and increased sales of existing products outside of North America.

     The Company also sells its ribbons directly to distributors and dealers where such sales do not adversely affect the Company's OEM customers. Revenues from domestic distributors in the three months ended October 1, 1996 were $6.3 million, comprised 23.4% of total revenues, and increased 38.9% from

$4.5 million in the three months ended October 3, 1995. In September 1995, the Company acquired the thermal transfer supplies business from one of its OEM customers, QMS Inc., and began selling ribbons and other thermal transfer supplies under the QMS brand name directly to distributors, dealers and end-users. The higher selling prices for ribbons and other items included in the QMS supplies business, the addition of several new significant tag and label customers, and end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures contributed to this growth.

     Revenues from international distributors in the three months ended October 1, 1996 were $427,000, comprised 1.6% of total revenues and increased 202.8% from $141,000 in the three months ended October 3, 1995. The rapid expansion of the market for tag and label printing in South America, and the Company's marketing programs targeting these opportunities, were principally responsible for the addition of several new customers and the corresponding sales increase.

     Gross margin was 29.2% of revenues in the three months ended October 1, 1996, as compared to 29.3% in the three months ended October 3, 1995. The increased leverage of fixed overhead costs and production efficiencies from the higher sales volume, higher margins on the QMS thermal transfer supplies business and the benefit from the stronger U.S. dollar for product purchased from Japan offset the incremental operating expenses from the new manufacturing facility opened during the three months ended July 2, 1996.

     Operating expenses were $3.2 million in the three months ended October 1, 1996, an increase of $466,000 from $2.8 million in the three months ended October 3, 1995. Personnel additions in sales and marketing, including the creation of a telemarketing capability for QMS thermal transfer supplies, and increased advertising to maximize revenue from new products and identify opportunities for future products were primarily responsible for the increase.

     Other expense was $205,000 in the three months ended October 1, 1996, an increase of $206,000 from $1,000 of other income in the three months ended October 3, 1995. This increase reflects the expensing of current interest charges on the Company's lines of credit in the three months ended October 1, 1996. Interest charges incurred on the Company's lines of credit in the three months ended October 3, 1995 were capitalized as part of the cost of construction of the new manufacturing facility.

     Weighted average common shares outstanding were 9.0 million shares in the three months ended October 1, 1996, a decrease of 349,000 shares from 9.3 million shares in the three months ended October 3, 1995. This decrease primarily resulted from the repurchase of 315,400 shares on the open market during February and March 1996.


COMPARISON OF THE SIX MONTHS ENDED OCTOBER 1, 1996 WITH THE SIX MONTHS ENDED OCTOBER 3, 1995

     Revenues in the six months ended October 1, 1996 were $51.9 million, an increase of 28.9% from $40.2 million in the six months ended October 3, 1995.

     Revenues from OEM customers in the six months ended October 1, 1996 were $38.0 million, comprised 73.3% of total revenues, and increased 20.7% from $31.5 million in the six months ended October 3, 1995. This increase primarily reflects the transfer of ribbon production for a significant color ribbon program from Fujicopian to the Company, new products introduced by the Company to existing tag and label customers in North America and increased sales of existing products outside of North America.

     Revenues from domestic distributors in the six months ended October 1, 1996 were $12.6 million, comprised 24.3% of total revenues and increased 50.2% from $8.4 million in the six months ended October 3, 1995. The higher selling prices for ribbons and other items included in the QMS supplies business, the addition of several new significant tag and label customers, and end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures contributed to this growth.

     Revenues from international distributors in the six months ended October 1, 1996 were $1.2 million, comprised 2.4% of total revenues, and increased 275.8% from $330,000 in the six months ended October 3, 1995. The rapid expansion of the market for tag and label printing in South America, and the Company's marketing programs targeting these opportunities, were principally responsible for the addition of several new customers and the corresponding sales increase.

     Gross margin was 29.6% in the six months ended October 1, 1996 as compared to 28.9% in the six months ended October 3, 1995. The increased leverage of fixed overhead costs and production efficiencies from the higher sales volume, higher margins on the QMS thermal transfer supplies business and the benefit from the stronger U.S. Dollar for product purchased from Japan more than offset the incremental operating expenses from the new manufacturing facility opened during the three months ended July 2, 1996.

     Operating expenses were $6.3 million in the six months ended October 1, 1996, an increase of $1.0 million from $5.3 million in the six months ended October 3, 1995. Personnel additions in sales and marketing, including the creation of the telemarketing capability for QMS thermal transfer supplies, and increased advertising to maximize revenue from new products and identify opportunities for future products were primarily responsible for the increase. Personnel additions in research and development to create new products for future revenue growth also contributed to the increase.

     Other expense was $335,000 in the six months ended October 1, 1996, an increase of $294,000 from $41,000 in the six months ended October 3, 1995 This increase reflects the expensing of current interest charges on the Company's lines of credit subsequent to the completion of construction of the Company's new manufacturing facility in April 1996. Interest charges incurred on the Company's lines of credit in the six months ended October 3, 1995 were capitalized as part of the cost of the facility.

     Weighted average common shares outstanding were 8.9 million shares in the six months ended October 1, 1996, a decrease of 393,000 shares from 9.3 million shares in the six months ended October 3, 1995. This decrease primarily resulted from the repurchase of 315,400 shares on the open market during February and March 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's financial condition remained strong, with long-term debt comprising only 1.8% of total capitalization at October 1, 1996. During the six months ended October 1, 1996, $14.5 million of cash provided by operating activities was used to fund $9.7 million of capital expenditures primarily related to the construction and purchase of equipment for the Company's new 100,000 square foot manufacturing facility. The Company also repaid $4.0 million of debt during the six-month period, consisting of $3.0 million repaid on its lines of credit and $1.0 million of scheduled repayments on its long-term facilities. Raw material inventories decreased $3.9 million in the six months ended October 1, 1996, primarily due to a reduction in polyester film.

     The Company expects to spend approximately $4.5 million on capital expenditures during the remainder of fiscal 1997. The Company had available borrowing capacity on lines of credit with two banks of $16.7 million at October 1, 1996. The Company anticipates funding its capital expenditure program and its working capital requirements, in addition to repaying approximately $8.0 million of the $13.3 million balance on its lines of credit, with cash generated by operating activities in fiscal 1997. The Company believes that internally generated cash will be more than sufficient to fully repay the lines of credit and fund working capital, capital expenditures and debt service requirements in fiscal 1998.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the company was held on August 21, 1996 for the purpose of electing three Class I Directors to the Board of Directors of the Company.

The Holders of the Company's common stock elected Michael J. Downey, Ronald J. Kubovcik and Donald D. Lennox as Class I Directors, each with 6,769,513 shares voting for their election and 128,720 shares withholding authority for their election.


Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits

         10.1 License Agreement, dated September 18, 1996, between Fujicopian Co. Ltd. and the registrant.

         11     Statement re: Calculation of Net Income Per Share of Common
                Stock.

         27     Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended October 1, 1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL IMAGING MATERIALS, INC.


Date:     11/11/96           /s/ JOHN W. O'LEARY
        ----------           -------------------
                             John W. O'Leary
                             President and
                             Chief Executive Officer



Date:     11/11/96           /s/ MICHAEL J. DRENNAN
        ----------           ----------------------
                             Michael J. Drennan
                             Vice President - Finance,
                             Treasurer, Secretary and
                             Chief Financial Officer

                                 EXHIBIT INDEX




      Exhibit Number                          Description                   Page
      --------------                          -----------                   ----
           10.1              License Agreement, dated September 18, 1996,     13
                             between Fujicopian Co. Ltd. and the
                             registrant.

            11               Calculation of Net Income per Share of           45
                             Common Stock

            27               Financial Data Schedule                          46