Form 10-Q
period 1996-12-31
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1997-02-12
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q



[MARK ONE]


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996


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


          Yes      X              No
              ------------           ------------


At January 20, 1997, 8,610,114 shares of Common Stock of the Registrant were outstanding.

                     INTERNATIONAL IMAGING MATERIALS, INC.
                               INDEX TO FORM 10-Q


                                                                               PAGE
                                                                               ----

PART I.              FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Balance Sheets (unaudited) as of
                     December 31, 1996 and March 31, 1996                                  3

                     Consolidated Statements of Income (unaudited) for the
                     three and nine months ended December 31, 1996 and January 2, 1996     4

                     Consolidated Statements of Cash Flows (unaudited) for the
                     nine months ended December 31, 1996 and January 2, 1996               5

                     Notes to Consolidated Financial Statements                            6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                         7

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                                11

EXHIBIT INDEX                                                                             12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    DECEMBER 31,         MARCH 31,
                                                                        1996               1996
                                                                  -----------------  -----------------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND
                                                                          PER SHARE AMOUNTS)
     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                               $    913           $    570
  Trade receivables                                                         17,436             16,157
  Inventories:
    Raw materials                                                            6,662              9,397
    Work in process                                                          4,580              3,627
    Finished goods                                                           4,214              4,839
                                                                          --------           --------
         Total inventories                                                  15,456             17,863
                                                                          --------           --------
  Prepaid expenses                                                           1,028                635
                                                                          --------           --------
  Deferred income taxes                                                      1,226              1,467
                                                                          --------           --------
         Total current assets                                               36,059             36,692
                                                                          --------           --------
Property, plant and equipment, at cost:
  Land                                                                       1,170              1,163
  Buildings and improvements                                                21,201             10,924
  Equipment                                                                 75,530             64,362
  Construction in progress                                                   5,768             17,194
                                                                          --------           --------
                                                                           103,669             93,643
                                                                          --------           --------
  Less accumulated depreciation                                             26,579             21,826
                                                                          --------           --------
         Net property, plant and equipment                                  77,090             71,817
                                                                          --------           --------
Other assets                                                                 4,493              6,952
                                                                          --------           --------
                                                                          $117,642           $115,461
                                                                          ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Notes payable to banks                                                     9,000             16,292
  Current installments of long-term debt                                     1,239              1,674
  Trade accounts payable                                                     5,508              8,126
  Accrued compensation and benefits                                          1,008                338
  Payable to Fujicopian Co., Ltd., a related party                           3,152              1,184
  Other accrued liabilities                                                  1,529              1,132
                                                                          --------           --------
         Total current liabilities                                          21,436             28,746
                                                                          --------           --------
Long-term debt, excluding current installments                               1,294              2,259
Deferred income taxes                                                        7,932              6,336
                                                                          --------           --------
         Total liabilities                                                  30,662             37,341
                                                                          --------           --------
Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
   authorized; none issued                                                     ---                ---
  Common stock; $.01 par value; 30,000,000 shares
   authorized; 8,682,899 and 8,855,301 shares issued
   as of December 31, 1996 and March 31, 1996, respectively                     87                 89
  Additional paid-in capital                                                47,564             53,037
  Unearned compensation - restricted stock award                              (484)              (692)
  Notes receivable from exercise of stock options and warrants                 (75)            (1,219)
 Retained earnings                                                          41,135             32,394
 Treasury stock, 72,785 and 310,400 shares, at cost as of
   December 31, 1996 and March 31, 1996, respectively                       (1,247)            (5,489)
                                                                          --------           --------
         Total stockholders' equity                                         86,980             78,120
                                                                          --------           --------
                                                                          $117,642           $115,461
                                                                          ========           ========

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                              -------------------------  -------------------------
                                              DECEMBER 31,   JANUARY 2,  DECEMBER 31,   JANUARY 2,
                                                  1996          1996         1996          1996
                                              -------------  ----------  -------------  ----------
                                              (IN THOUSANDS, EXCEPT PER  (IN THOUSANDS, EXCEPT PER
                                                   SHARE AMOUNTS)             SHARE AMOUNTS)

Revenues                                            $27,730     $24,018        $79,584     $64,242
Cost of goods sold                                   19,499      16,712         55,991      45,310
                                                    -------     -------        -------     -------

   Gross profit                                       8,231       7,306         23,593      18,932
                                                    -------     -------        -------     -------

Operating expenses:
 Research and development                               931         829          2,656       2,375
 Selling                                              1,495       1,096          3,904       2,965
 General and administrative                           1,006         895          3,128       2,744
                                                    -------     -------        -------     -------

   Total operating expenses                           3,432       2,820          9,688       8,084
                                                    -------     -------        -------     -------

   Operating income                                   4,799       4,486         13,905      10,848

Other expense                                           122           7            457          48
                                                    -------     -------        -------     -------

   Income before income taxes                         4,677       4,479         13,448      10,800

Income taxes                                          1,637       1,614          4,707       3,891
                                                    -------     -------        -------     -------

   Net income                                       $ 3,040     $ 2,865        $ 8,741     $ 6,909
                                                    =======     =======        =======     =======

Net income per share of common stock                  $0.34       $0.31          $0.97       $0.74
                                                    =======     =======        =======     =======

Weighted average common shares outstanding            9,025       9,363          8,992       9,339
                                                    =======     =======        =======     =======

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                         --------------------------
                                                                                         DECEMBER 31,   JANUARY 2,
                                                                                             1996          1996
                                                                                         -------------  -----------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                                                 $  8,741     $  6,909
                                                                                             --------     --------
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
     Depreciation and amortization                                                              6,022        4,466
     Deferred income taxes                                                                      2,059        1,571
     Other noncash provisions                                                                     175          220
     Reduction in income tax payable from the exercise of options and warrants                    962        1,314
     Cash provided (used) by changes in:
      Trade receivables                                                                        (1,245)      (3,148)
      Inventories                                                                               2,407       (2,565)
      Prepaid expenses                                                                           (393)          (4)
      Other assets                                                                               (327)          38
      Trade accounts payable                                                                     (813)      (2,143)
      Accrued compensation and benefits                                                           670         (321)
      Payable to Fujicopian Co., Ltd.                                                           2,025        1,198
      Other accrued liabilities                                                                   397         (158)
      Income taxes payable                                                                        ---       (1,070)
                                                                                             --------     --------
       Total adjustments                                                                       11,939         (602)
                                                                                             --------     --------
       Net cash provided by operating activities                                               20,680        6,307
                                                                                             --------     --------
Cash flows used in investing activities:
  Capital expenditures                                                                        (12,015)     (13,789)
  Payments to acquire other assets                                                                ---       (5,575)
  Maturities of securities                                                                        ---        3,468
                                                                                             --------     --------
       Net cash used in investing activities                                                  (12,015)     (15,896)
                                                                                             --------     --------
Cash flows from financing activities:
  Proceeds from sale of common stock                                                               63           80
  Exercise of stock options and warrants:
     Proceeds                                                                                   1,431          408
     Notes received from officers and director                                                 (1,124)      (2,299)
  Proceeds from (repayments of) note payable                                                   (7,292)      10,000
  Repayments of long-term debt                                                                 (1,400)      (1,424)
                                                                                             --------     --------
       Net cash provided (used) by financing activities                                        (8,322)       6,765
                                                                                             --------     --------

Net increase (decrease) in cash and cash equivalents                                              343       (2,824)
Cash and cash equivalents at beginning of period                                                  570        3,559
                                                                                             --------     --------
Cash and cash equivalents at end of period                                                   $    913     $    735
                                                                                             ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest, net of amount capitalized                                                          516          117
     Income taxes                                                                            $  2,074     $  2,076
                                                                                             ========     ========
Supplemental disclosure of noncash investing and financing activities:
  Increase (decrease) in liabilities incurred in connection with capital expenditures          (1,862)         158
  Notes received from exercise of stock options and warrants                                      ---          548
  Common stock surrendered                                                                      4,046        3,796
  Issuance of restricted common stock                                                        $      1     $     58
                                                                                             ========     ========

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ADJUSTMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1996 and consolidated results of operations for the three and nine month periods ended December 31, 1996 and January 2, 1996 and consolidated cash flows for the nine month periods ended December 31, 1996 and January 2, 1996. Consolidated results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of results to be expected for the full year ending March 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1996 WITH THE QUARTER ENDED JANUARY 2, 1996

     Revenues in the three months ended December 31, 1996 were $27.7 million, an increase of 15.4% from $24.0 million in the three months ended January 2, 1996.

     The Company sells its ribbons primarily to printer original equipment manufacturers, which in turn sell the ribbons under their own brand names to end-users, either directly or through distributors and value-added resellers. Revenues from OEM customers in the three months ended December 31, 1996 were $19.7 million, comprised 70.9% of total revenues, and increased 11.7% from $17.6 million in the three months ended January 2, 1996. This increase primarily reflects the transfer of ribbon production for a significant color ribbon program from Fujicopian to the Company, new product introduced by the Company to existing tag and label and fax customers in North America, and increased sales of existing and new products outside of North America.

     The Company also sells its ribbons directly to distributors and dealers where such sales do not adversely affect the Company's OEM customers. Revenues from domestic distributors in the three months ended December 31, 1996 were $7.1 million, comprised 25.4% of total revenues, and increased 16.7% from $6.1 million in the three months ended January 2, 1996. The addition of several new significant tag and label customers, and end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures, contributed to this growth.

     Revenues from international distributors in the three months ended December 31, 1996 were $1.0 million, comprised 3.6% of total revenues and increased 171.2% from $372,000 in the three months ended January 2, 1996. The rapid expansion of the market for tag and label printing in South America, and the Company's marketing programs targeting these opportunities, were principally responsible for the addition of several new customers and the corresponding sales increase.

     Gross margin was 29.7% of revenues in the three months ended December 31, 1996, as compared to 30.4% in the three months ended January 2, 1996. This decline primarily resulted from the incremental operating expenses from the new manufacturing facility opened during the three months ended July 2, 1996, a deterioration in sales mix and lower selling prices.

     Operating expenses were $3.4 million in the three months ended December 31, 1996, an increase of $612,000 from $2.8 million in the three months ended January 2, 1996. Personnel additions in sales and marketing and increased advertising to maximize revenue from new products and identify opportunities for future products were primarily responsible for the increase.

     Other expense was $122,000 in the three months ended December 31, 1996, an increase of $115,000 from $7,000 in the three months ended January 2, 1996.
This increase reflects the expensing of current interest charges on the Company's lines of credit in the three months ended December 31, 1996. Interest charges incurred on the Company's lines of credit in the three months ended January 2, 1996 were capitalized as part of the cost of construction of the new manufacturing facility.

     Weighted average common shares outstanding were 9.0 million shares in the three months ended December 31, 1996, a decrease of 338,000 shares from 9.4 million shares in the three months ended January 2, 1996. This decrease primarily resulted from the repurchase of 315,400 shares on the open market during February and March 1996.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 1996 WITH THE NINE MONTHS ENDED JANUARY 2, 1996

     Revenues in the nine months ended December 31, 1996 were $79.6 million, an increase of 23.9% from $64.2 million in the nine months ended January 2, 1996.

     Revenues from OEM customers in the nine months ended December 31, 1996 were $57.7 million, comprised 72.5% of total revenues, and increased 17.5% from $49.1 million in the nine months ended January 2, 1996. This increase primarily reflects the transfer of ribbon production for a significant color ribbon program from Fujicopian to the Company, new products introduced by the Company to existing tag and label and fax customers in North America, and increased sales of existing and new products outside of North America.

     Revenues from domestic distributors in the nine months ended December 31, 1996 were $19.6 million, comprised 24.7% of total revenues and increased 36.2% from $14.4 million in the nine months ended January 2, 1996. In September 1995, the Company acquired the thermal transfer supplies business from one of its OEM customers, QMS Inc., and began selling ribbons and other thermal transfer supplies under the QMS brand name directly to distributors, dealers and end-users. The higher selling prices for ribbons and other items included in the QMS supplies business, the addition of several new significant tag and label customers, and end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures contributed to this growth.

     Revenues from international distributors in the nine months ended December 31, 1996 were $2.2 million, comprised 2.8% of total revenues, and increased 220.4% from $702,000 in the nine months ended January 2, 1996. The rapid expansion of the market for tag and label printing in South America, and the Company's marketing programs targeting these opportunities, were principally responsible for the addition of several new customers and the corresponding sales increase.

     Gross margin was 29.6% in the nine months ended December 31, 1996 as compared to 29.5% in the nine months ended January 2, 1996. The increased leverage of fixed overhead costs and production efficiencies from the higher sales volume, higher margins on the QMS thermal transfer supplies business and the benefit from the stronger U.S. dollar for product purchased from Japan offset the incremental operating expenses from the new manufacturing facility opened during the three months ended July 2, 1996, a deterioration in sales mix and lower selling prices.

     Operating expenses were $9.7 million in the nine months ended December 31, 1996, an increase of $1.6 million from $8.1 million in the nine months ended January 2, 1996. Personnel additions in sales and marketing, including the creation of the telemarketing capability for QMS thermal transfer supplies, and increased advertising to maximize revenue from new products and identify opportunities for future products were primarily responsible for the increase. Personnel additions in research and development to create new products for future revenue growth also contributed to the increase.

     Other expense was $457,000 in the nine months ended December 31, 1996, an increase of $409,000 from $48,000 in the nine months ended January 2, 1996 This increase reflects the expensing of current interest charges on the Company's lines of credit subsequent to the completion of construction of the Company's new manufacturing facility in April 1996. Interest charges incurred on the Company's lines of credit in the nine months ended January 2, 1996 were capitalized as part of the cost of the facility.

     Weighted average common shares outstanding were 9.0 million shares in the nine months ended December 31, 1996, a decrease of 347,000 shares from 9.3 million shares in the nine months ended January 2, 1996. This decrease primarily resulted from the repurchase of 315,400 shares on the open market during February and March 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's financial condition remained strong, with long-term debt comprising only 1.5% of total capitalization at December 31, 1996. During the nine months ended December 31, 1996, $20.7 million of cash provided by operating activities was used to fund $12.0 million of capital expenditures primarily related to the construction of and equipment purchased for the Company's new 100,000 square foot manufacturing facility. The Company also repaid $8.7 million of debt during the nine-month period, consisting of $7.3 million repaid on its lines of credit and $1.4 million of scheduled repayments on its long-term facilities. Raw material inventories decreased $2.7 million in the nine months ended December 31, 1996, primarily due to a reduction in polyester film. Accrued royalties for calendar year 1996 to be paid in February 1997 were primarily responsible for the $2.0 million increase in the payable to Fujicopian Co., Ltd.

     The Company expects to spend approximately $2.0 million on capital expenditures during the remainder of fiscal 1997. The Company had available borrowing capacity on lines of credit with two banks of $21.0 million at December 31, 1996. This borrowing capacity was increased by an additional $10.0 million by one of the banks which increased its line of credit on January 2, 1997. The Company anticipates funding its capital expenditure program and its working capital requirements, in addition to repaying approximately $4.0 million of the $9.0 million balance on its lines of credit, with cash generated by operating activities in fiscal 1997. The Company believes that internally generated cash will be more than sufficient to fully repay the lines of credit and fund working capital, capital expenditures and debt service requirements in fiscal 1998.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

     10.1 Demand Note Agreement, dated January 2, 1997, between Marine Midland Bank and the Registrant.

     10.24.1 Executive Continuity Agreement, dated December 31, 1996, between John W. O'Leary and the Registrant.

     10.24.2 Executive Continuity Agreement, dated December 31, 1996, between Richard A. Marshall and the Registrant.

     10.24.3 Executive Continuity Agreement, dated December 31, 1996, between Michael J. Drennan and the Registrant.

     10.24.4 Executive Continuity Agreement, dated December 31, 1996, between Vincent C. Dowell and the Registrant.

     10.24.5 Executive Continuity Agreement, dated December 31, 1996, between Nick S. Mandrycky and the Registrant.

     10.24.6 Executive Continuity Agreement, dated December 31, 1996, between Rick W. Wallace and the Registrant.

     10.24.7  Executive Continuity Agreement, dated December 31, 1996, between
              F. Lynn Hamb and the Registrant.

     10.24.8 Executive Continuity Agreement, dated December 31, 1996, between David B. Lupp and the Registrant.

     10.24.9 Executive Continuity Agreement, dated December 31, 1996, between Susan R. Stamp and the Registrant.

     11       Statement re: Calculation of Net Income Per Share of Common Stock.

     27       Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES
                                   ----------


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERNATIONAL IMAGING MATERIALS, INC.


     Date:     2/10/97                 /s/ JOHN W. O'LEARY
             ---------                 ------------------------------
                                       John W. O'Leary
                                       President and
                                       Chief Executive Officer



     Date:     2/10/97                 /s/ MICHAEL J. DRENNAN
             ---------                 ------------------------------
                                       Michael J. Drennan
                                       Vice President - Finance,
                                       Treasurer, Secretary and
                                       Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit Number                          Description
      --------------                          -----------
           10.1 Demand Note Agreement, dated January 2, 1997, between Marine Midland Bank and the Registrant

          10.24.1 Executive Continuity Agreement, dated December 31, 1996, between John W. O'Leary and the Registrant.

          10.24.2 Executive Continuity Agreement, dated December 31, 1996, between Richard A. Marshall and the Registrant.

          10.24.3 Executive Continuity Agreement, dated December 31, 1996, between Michael J. Drennan and the Registrant.

          10.24.4 Executive Continuity Agreement, dated December 31, 1996, between Vincent C. Dowell and the Registrant.

          10.24.5 Executive Continuity Agreement, dated December 31, 1996, between Nick S. Mandrycky and the Registrant.

          10.24.6         Executive Continuity Agreement, dated December 31,
                           1996, between Rick W. Wallace and the Registrant.

          10.24.7 Executive Continuity Agreement, dated December 31, 1996, between F. Lynn Hamb and the Registrant

          10.24.8 Executive Continuity Agreement, dated December 31, 1996, between David B. Lupp and the Registrant.

          10.24.9 Executive Continuity Agreement, dated December 31, 1996, between Susan R. Stamp and the Registrant.

            11            Calculation of Net Income per Share of Common Stock

            27            Financial Data Schedule