Form 10-K405
period 1997-03-31
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1997-06-30
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                           EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended March 31, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          YES         X         NO
              ----------------     -------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

As of May 30, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates was $127,948,660. the closing price of the Common Stock on May 30, 1997 as reported on the Nasdaq National Market, was $17.50.

At May 30, 1997, 8,150,812 shares of common stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 (The "Annual Report") are incorporated by reference into Part II of this report.

                                    PART I


ITEM 1.  BUSINESS

THE COMPANY

       International Imaging Materials, Inc. (the "Company") is the largest manufacturer in North America of thermal transfer ribbons for numerous diverse applications. These thermal transfer ribbons are used in bar code printers to print single-color and full-color tags and labels for use in manufacturing and factory automation systems, shipping and distribution systems, retail price tag and variable data applications and medical applications. Other thermal transfer ribbons produced by the Company are used in full-color printers to print high quality color graphics for business presentations, engineering and scientific drawings, graphic arts prepress layouts, proofs and comps, signage and other full color imaging applications. The Company also manufactures MICR ribbons for thermal transfer proof encoders used to encode checks for processing through the United States banking system, as well as ribbons used in plain-paper thermal transfer facsimile machines.

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

       The Company expects that future growth in sales of bar code thermal transfer ribbons will result from an increase in the use of thermal transfer, as opposed to other printing technologies, a decrease in the cost of installing bar code systems, making them more affordable for end-users, and an increase in the use of mandated bar code standards in various industrial and retail applications. These standards are established by industry trade organizations for use by vendors doing business in a particular industry. Such standards have been adopted for use in the automotive, apparel, defense procurement, grocery, health care, retail and retail transportation, distribution, chemical and telecommunications industries. Another factor driving the increased use of bar coding is retail chain stores use of "compliance" shipping labels which are required for acceptance of deliveries. National retail chains such as K-Mart, Sears, J.C. Penney and Walmart have developed bar code label formats which must be used by vendors. Failure by vendors to do so may result in penalties or charge-backs. The Company expects this trend to continue and to spread to other industries.

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


Color Ribbons

       The Company is the sole North American manufacturer of process color thermal transfer ribbons comprised of separate panels of yellow, magenta, cyan and black on the same ribbon. Although color thermal transfer desktop printers imported into North America by OEMs based outside of North America initially use color thermal transfer ribbons produced by Fujicopian Co., Ltd., the Company's experience has been that most such OEMs eventually purchase compatible color thermal transfer ribbons from the Company to avoid the foreign exchange risk, longer lead times, additional shipping and distribution expenses and tariffs associated with imports of thermal transfer ribbons into the United States.

       The major applications for color desktop printers are business graphics and presentations, scientific and engineering drawings, medical imaging, graphic arts design, electronic publishing, and signage. Graphs and charts developed using currently available software can be either printed onto paper for inclusion in reports, presentations and other documents, or printed onto transparencies for use with overhead projectors. Substantial amounts of statistical, financial and other information can be summarized in easily readable and understandable color charts and graphs for business presentations. Engineering and scientific applications enable users to create more easily understandable color renderings of complex designs, drawings and images. In the graphic arts and electronic publishing industries, color printers are used to produce color advertising proofs, test designs for packaging, color layouts and computer-generated artistic renderings.

       Color thermal transfer ribbons are produced to printer OEM specifications based on variables such as printer speed, electronic printhead design, heat management characteristics and printing pressure. Film substrate characteristics and backcoat formulations may be adjusted to maximize the suitability of the ribbon for a particular application. Because of the highly specialized characteristics of color thermal transfer ribbons, such ribbons are not interchangeable among different desktop printers. Thus, the Company manufactures one or more different ribbons for each color printer model manufactured by each OEM customer. The Company typically sells color thermal transfer ribbons only to the printer manufacturer thereby giving each OEM a proprietary ribbon to sell in the aftermarket.

The use of separate process color ribbons, and other recent advancements in thermal transfer printers, have increased color printing speeds by a factor of ten, compared to printers using a single ribbon composed of separate panels of yellow, magenta and cyan. In addition, the Company has developed a new family of Duracoat(TM) ribbons to address new market opportunities. Duracoat(TM) 100 general purpose color ribbons are ideal for use in printing novelty items, such as T-shirt transfers. Duracoat(TM) 200 ribbons have higher durability and print quality, and are used primarily for printing color tags and labels, and for printing variable data on flexible packages, such as date or lot codes on snack foods. Duracoat(TM) 300 ribbons combine ultra-violet resistance and durability with the ability to print on a variety of vinyl substrates, making this ribbon ideal for use in printing outdoor signage. The Company sells its Duracoat(TM) color ribbons through both the aftermarket channel and directly to OEMs.


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


SALES, MARKETING AND SUPPORT

       The Company sells its thermal transfer ribbons principally to printer OEMs which in turn sell ribbons under their own brand names to end-users, either directly or through distributors and value-added resellers. The Company markets, sells and provides support for its thermal transfer ribbons in North America through its own sales and marketing staff principally based at its Amherst, New York headquarters. Since thermal transfer ribbon formulations and performance are significantly influenced by printer design, the Company's joint product development efforts with printer OEMs have been important to the Company's success. By selling primarily to printer OEMs, the Company has minimized its need for a large sales support staff.

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

       The Company employs a total of 49 people in its sales and marketing organization, including executives, managers and a customer service and support staff. Because the Company sells its thermal transfer ribbons primarily to large OEM customers, the Company achieves what it considers to be high sales productivity per sales executive.


CUSTOMERS

       The Company's basic channel of distribution for its thermal transfer ribbons is the printer manufacturer or OEM who in turn sell to thousands of other distributors and end-users of the ribbons. In addition, the Company sells its bar code thermal transfer ribbons to master distributors, value-added resellers and large dealers. The Company also began to sell QMS thermal transfer supplies to dealers, distributors and end-users following the acquisition of this business during fiscal 1996.


BACKLOG

       The Company's backlog at March 31, 1997 was $4.3 million, up $114,000 from $4.2 million on March 31, 1996.


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


RAW MATERIALS

       The principal raw materials required by the Company are polyester film, pigments and coating solvents. Key supplies are generally purchased pursuant to contracts covering up to one year. Multiple sources exist for all raw materials.


RESEARCH AND PRODUCT DEVELOPMENT

       The thermal transfer ribbon industry involves sophisticated technological and manufacturing processes. Historically, the Company's advanced technology had largely been provided by Fujicopian which invented, and is a leader in, thermal transfer printing technology. More recently, the Company significantly strengthened its own internal research and development staff and now employs 30 people dedicated to research and development.

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

       At times, the Company has retained selected universities to supplement its internal research and development efforts and to provide technical expertise with respect to a variety of research and development efforts.

       The Company's research and development expenses were $2.2 million, $3.1 million and $3.6 million during fiscal years 1995, 1996 and 1997, respectively. In view of the ongoing technological and proprietary developments which Fujicopian shares with the Company pursuant to the license agreement, the Company views its royalty payments under the license agreement (which amounted to $2.7 million during fiscal 1997) as an expense that, in part, yields an additional form of research and development benefit.


LICENSE AND PATENTS

       The Company's license agreement with Fujicopian extends until 2008. Under the license agreement, Fujicopian has granted to the Company an exclusive license (with certain exceptions) to manufacture specified products in North America, including thermal transfer ribbons and improvements to such products developed by Fujicopian and the Company, and a non-exclusive right to sell and distribute such products in all countries other than those in Europe and Asia, using the technology and processes covered by the patents obtained and patent applications made and to be made by Fujicopian relating to such products and their manufacture. In exchange for such rights, the Company has agreed to pay annual royalties on sales of essentially all thermal transfer ribbons.

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


COMPETITION

       Competition in the desktop color thermal transfer ribbon market has been limited as a result of Fujicopian's patents and the Company's right to use these
patents under the license agreement.   As a result of the exclusivity provided
by the license agreement, the Company believes that its principal competition for sales of color thermal transfer ribbons to printer OEMs comes from competing technologies, such as ink jet and laser.

       In contrast, the bar code thermal transfer ribbon market is highly competitive as a number of manufacturers compete for market share. Unlike the color thermal transfer ribbon market, the Company does not enjoy the benefit of any patent protection with respect to the proprietary technology it utilizes (other than in the manufacture of MICR ribbons). Sony Chemical, Dai Nippon Printing and Ricoh Electronics are all Japan-based companies that compete in North America. Competition from Japanese competitors has, to some extent, been limited by the foreign exchange risk, longer lead times, additional transportation and distribution expenses and tariffs associated with imports into the United States. However, certain of the Company's Japan-based competitors have either announced their intentions or have begun to manufacture all or part of their thermal transfer products in the United States to reduce their manufacturing costs. North American-based companies which compete in the bar code thermal transfer ribbon market include Chemicraft and NCR Corporation.

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

       The Company is also subject to federal, state and local laws and regulations relating to workplace safety and worker health, including those promulgated under the Occupational Safety and Health Act ("OSHA"). The Company believes that it currently is in compliance in all material respects with existing OSHA laws and regulations.


EMPLOYEES

       As of March 31, 1997, the Company had 690 employees, of whom 47 were engaged in sales, 27 in research and development, 41 in finance and administration, 156 in manufacturing support, 363 in manufacturing operations and 56 in various part-time and temporary capacities.

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

    .  Productivity improvements in manufacturing.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Incorporated by reference from the Annual Report, page 28, under the caption "Common Stock Information."


ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data as of March 31, 1996 and 1997 and for the years ended March 31, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company incorporated herein by reference. The selected financial data as of March 31, 1993, 1994 and 1995 and for the years ended March 31, 1993 and 1994 are derived from audited financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto incorporated herein by reference:

                                                            March 31,
                                          ---------------------------------------------
                                           1993     1994     1995      1996      1997
                                          -------  -------  -------  --------  --------
                                            (In thousands, except per share amounts)

For the year ended:
     Revenues                             $48,438  $61,576  $85,477  $ 88,448  $106,894
     Income from continuing operations      3,067    6,100    9,970     9,903    11,296
     Net income from continuing
          operations per share               0.51     0.76     1.10      1.07      1.26
     Cash dividends                           ---      ---      ---       ---       ---
At year end:
     Total assets                          57,483   76,876   97,944   115,461   118,474
     Notes payable to banks and
          long-term debt                  $24,745  $ 7,349  $ 5,637  $ 20,225  $ 10,738

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference from the Annual Report, pages 15 to 18, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not applicable until after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Financial statements of the Company as listed under item 14(a)(1) of this Form 10-K and the independent auditors' report thereon are incorporated by reference from the Annual Report, pages 19 to 27.

       Supplementary data are not required pursuant to Item 302 of Regulation S-
K. The Company has elected, however, to present certain quarterly information in note 10 to its audited financial statements included on page 26 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, pages 2 to 3, 5 and 18, under the captions "Proposal 1 - Election of Directors," "Executive Officers" and Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, pages 4 and 6 to 14, under the captions "Proposal 1 - Election of Directors - Compensation of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, pages 14 and 15, under the caption "Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, pages 8 and 15, under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS - THE FOLLOWING FINANCIAL STATEMENTS, TOGETHER WITH THE INDEPENDENT AUDITORS' REPORT THEREON, ARE INCORPORATED BY REFERENCE TO THE FOLLOWING PAGES IN THE ANNUAL REPORT:

                                                                                        Page in Annual Report
                                                                                        ---------------------

                  Consolidated Statements of Income for the years ended
                      March 31, 1995, 1996 and 1997                                               19
                  Consolidated Balance Sheets at March 31, 1996 and 1997                          20
                  Consolidated Statements of Cash Flows for the years ended
                      March 31, 1995, 1996 and 1997                                               21
                  Consolidated Statements of Stockholders' Equity
                      for the years ended March 31, 1995, 1996 and 1997                           22
                  Notes to Consolidated Financial Statements                                   23 - 26
                  Independent Auditors' Report                                                    27

  (2) FINANCIAL STATEMENT SCHEDULES:


          Independent Auditors' Report on Financial Statement Schedule
          Schedule II  Valuation and qualifying accounts

     (Schedules other than those listed are omitted for the reason that they are not required, are not applicable or the required information is shown in the financial statements or notes thereto.)

  (3)  EXHIBITS:

Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).


Exhibit
Number                                 Description
-------                                -----------

3.1.1 Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-62290) (the "Registration Statement on Form S-1").)
3.1.2 Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3 of Form 10-Q dated February 3, 1995.)
3.2             By-laws of the Registrant. (Incorporated by reference to Exhibit
                3.2 to the Registration Statement on Form S-1.)
4.1             Form of Certificate for Common Stock of the Registrant.
                (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1.)
10.1.1 License Agreement, dated September 18, 1996, between Fujicopian Co., Ltd. and the Registrant. (Incorporated by reference to Exhibit 10.1 of Form 10-Q dated October 1, 1996.)

Exhibit
Number                                 Description
-------                                -----------

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

Exhibit
Number                                 Description
-------                                -----------

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

Exhibit
Number                                 Description
-------                                -----------

10.17.3 Letter Agreement, dated March 26, 1992, from Marine Midland Bank to Norstar Bank and agreed to by Norstar Bank and the JDA and related to Intercreditor Agreement referenced in Exhibit
               10.15.12. (Incorporated by reference to Exhibit 10.17.3 to the Registration Statement on Form S-1.)
10.18 Demand Note Agreement, dated March 31, 1995, between Marine Midland Bank and the Registrant. (Incorporated by reference to Exhibit 10.18 of Form 10-K dated June 15, 1995.)
10.18.1 Demand Note Agreement, dated January 2, 1997, between Marine Midland Bank and the Registrant. (Incorporated by reference to Exhibit 10.1 of Form 10-Q dated December 31, 1996.)
*10.19.1       1984 Stock Plan of the Registrant. (Incorporated by reference to
               Exhibit 10.19.1 to the Registration Statement on Fo rm S-1.)
*10.19.2 Amendment No. 1, dated October 29, 1987, to 1984 Stock Plan of the Registrant referenced in Exhibit 10.19.1. (Incorporated by reference to Exhibit 10.19.2 to the Registration Statement on Form S-1.)
*10.19.3 Amendment, dated July 27, 1989, to 1984 Stock Plan of the Registrant referenced in Exhibit 10.19.1. (Incorporated by reference to Exhibit 10.19.3 to the Registration Statement on Form S-1.)
*10.19.4 Amendment, dated May 11, 1990, to 1984 Stock Plan of the Registrant referenced in Exhibit 10.19.1. (Incorporated by reference to Exhibit 10.19.4 to the Registration Statement on Form S-1.)
*10.19.5 Amendment No. 2, dated July 26, 1990, to 1984 Stock Plan of the Registrant referenced in Exhibit 10.19.1. (Incorporated by reference to Exhibit 10.19.5 to the Registration Statement on Form S-1.)
*10.19.6 Amendment, dated October 6, 1993, to 1984 Stock Plan of the Registrant referenced in Exhibit 10.19.1. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of the Registrant on Form S-8 (Registration No. 33-71716) (the "Registration Statement on Form S-8").)
*10.19.7 Amendment dated February 24, 1989, to 1984 Stock Plan of the Registrant referenced in Exhibit 10.19.1. (Incorporated by reference to Exhibit 10.20.4 to the Registration Statement on Form S-1.)
*10.21.1 1990 Incentive Plan of the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1.)
*10.21.2 Amendment, dated October 6, 1993, to 1990 Incentive Plan of the Registrant referenced in Exhibit 10.21.1. (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8.)
*10.21.3 Amendment dated March 17, 1995, to 1990 Incentive Plan of the Registrant referenced in Exhibit 10.21.1. (Incorporated by reference to Exhibit 10.21.3 of Form 10-K dated June 15, 1995.)
10.23 Form of Demand Note executed by persons listed in item 404(c) of regulations S-K who are indebted to the Company as evidence of such indebtedness as set forth on the schedule attached to the form.
10.23.1 Form of Term Note executed by persons listed in item 404(c) of regulation S-K who are indebted to the Company as evidence of such indebtedness as set forth on the schedule attached to the form.
*10.24.1 Executive Continuity Agreement, dated December 31, 1996, between John W. O'Leary and the Registrant. (Incorporated by reference to Exhibit 10.24.1 of Form 10-Q dated December 31, 1996.)
*10.24.3 Executive Continuity Agreement, dated December 31, 1996, between Richard A. Marshall and the Registrant. (Incorporated by reference to Exhibit 10.24.2 of Form 10-Q dated December 31, 1996.)
*10.24.4 Executive Continuity Agreement, dated December 31, 1996, between Michael J. Drennan and the Registrant. (Incorporated by reference to Exhibit 10.24.3 of Form 10-Q dated December 31, 1996.)
*10.24.5 Executive Continuity Agreement, dated December 31, 1996, between Vincent C. Dowell and the Registrant. (Incorporated by reference to Exhibit 10.24.4 of Form 10-Q dated December 31, 1996.)
*10.24.6 Executive Continuity Agreement, dated June 23, 1994, between Richard W. Dean and the Registrant. (Incorporated by reference to Exhibit 10.24.6 of Form 10-K dated June 15, 1994.)
*10.24.7 Executive Continuity Agreement, dated December 31, 1996, between Nick S. Mandrycky and the Registrant. (Incorporated by reference to Exhibit 10.24.5 of Form 10-Q dated December 31, 1996.)
*10.24.8 Executive Continuity Agreement, dated December 31, 1996, between Rickey W. Wallace and the Registrant. (Incorporated by reference to Exhibit 10.24.6 of Form 10-Q dated December 31, 1996.)
*10.24.9       Executive Continuity Agreement, dated December 31, 1996, between
               F. Lynn Hamb and the Registrant. (Incorporated by reference to Exhibit 10.24.7 of Form 10-Q dated December 31, 1996.)

Exhibit
Number                                 Description
-------                                -----------

*10.24.10      Executive Continuity Agreement, dated December 31, 1996, between
               David B. Lupp and the Registrant. (Incorporated by reference to
               Exhibit 10.24.8 of Form 10-Q dated December 31, 1996.)
*10.24.11      Executive Continuity Agreement dated December 31, 1996, between
               Susan R. Stamp and the Registrant. (Incorporated by reference to
               Exhibit 10.24.9 of Form 10-Q dated December 31, 1996.)
*10.25         Key Man Life Insurance Policy, dated December 17, 1992, issued by
               The Mutual of New York on the life of John W. O'Leary, in the amount of $2,000,000, with the Registrant named as beneficiary.
               (Incorporated by reference to Exhibit 10.25.2 to the Registration
               Statement on Form S-1.)
10.26.1        Lease Agreement, dated May 12, 1992, between Uniland Development
               Company and the Registrant with respect to 165 Creekside Drive,
               Tonawanda, New York. (Incorporated by reference to Exhibit
               10.26.1 to the Registration Statement on Form S-1.)
10.26.2        First Amendment, dated April 23, 1993, to Lease Agreement
               referenced in Exhibit 10.26.1. (Incorporated by reference to
               Exhibit 10.26.2 to the Registration Statement on Form S-1.)
10.27.1        Lease Agreement, dated December 29, 1992, between Uniland
               Development Company and the Registrant with respect to 70 John
               Glenn, Amherst. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1.)
10.27.2        First Amendment, dated September 17, 1993, to Lease Agreement referenced in Exhibit 10.27.1. (Incorporated by reference to
               Exhibit 10.27.2 of Form 10-K dated June 15, 1994.)
10.28          Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1.)
*10.29         Form of Directors and Officers Indemnification Agreement.
               (Incorporated by reference to Exhibit 10.29 to the Registration
               Statement on Form S-1.)
10.30          1993 Employee Stock Purchase Plan. (Incorporated by reference to
               Exhibit 4.5 to the Registration Statement on Form S-8.)
*10.31         1993 Outside Director Stock Option and Restricted Stock Plan.
               (Incorporated by reference to Exhibit 10.31 of Form 10-K dated
               June 15, 1995.)
11             Statement re Computation of Per Share Earnings.
13             Portions of the 1997 Annual Report to Stockholders that are incorporated by reference.
21             Subsidiaries of the Registrant
23             Consent of KPMG Peat Marwick
27             Financial Data Schedule


(B)  REPORTS ON FORM 8-K:

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL IMAGING MATERIALS, INC.


                              By:        /s/ John W. O'Leary
                                 ----------------------------------
                                           John W. O'Leary
                                               President

                                           June 10, 1997
                                 ----------------------------------
                                               Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                           Title                     Date
           ---------                           -----                     ----

  /s/ John W. O'Leary            President and Chief Executive       June 10, 1997
-------------------------------    Officer, Director
    John W. O'Leary                (Chief Operating Officer)


/s/ Michael J. Drennan           Vice President - Finance,           June 10, 1997
-------------------------------    Treasurer, Secretary and
   Michael J. Drennan              Chief Financial Officer


 /s/ Donald D. Lennox            Chairman of the Board of Directors  June 10, 1997
-------------------------------
   Donald D. Lennox

/s/ Robert S. Anderson           Director                            June 10, 1997
-------------------------------
  Robert S. Anderson


/s/ Alexander K. Daw             Director                            June 10, 1997
------------------------------
  Alexander K. Daw


/s/ Michael J. Downey            Director                            June 10, 1997
-----------------------------
  Michael J. Downey


/s/ Richard A. Marshall          Executive Vice President &          June 10, 1997
----------------------------       Chief Operating Officer,
  Richard A. Marshall              Director


/s/ William P. Montague          Director                            June 10, 1997
----------------------------
  William P. Montague


/s/ Albert J. Simone             Director                            June 10, 1997
----------------------------
  Albert J. Simone

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors
International Imaging Materials, Inc.:


Under date of April 23, 1997, we reported on the consolidated balance sheets of International Imaging Materials, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2 of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                /s/ KPMG Peat Marwick LLP
                                           ------------------------------------
                                                  KPMG Peat Marwick LLP



Buffalo, New York
April 23, 1997

                                                                     SCHEDULE II

                     INTERNATIONAL IMAGING MATERIALS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                           BALANCE AT      AMOUNT    CHARGE-OFFS   BALANCE
                                           BEGINNING     CHARGED TO      AND      AT END OF
       YEAR ENDED          DESCRIPTION      OF YEAR       EXPENSES    DISPOSALS     YEAR
------------------------  -------------  --------------  ----------  -----------  ---------

March 31, 1995            Allowance for
                          doubtful trade
                          receivables                18         122           19         121

                          Inventories valuation     226         550          199         577
                                                   ----        ----       ------       -----
                                                   $244        $672         $218      $  698
                                                   ====        ====         ====      ======


March 31, 1996            Allowance for
                          doubtful trade
                          receivables               121         169            6         284

                          Inventories valuation     577         226          403         400
                                                   ----        ----       ------         ---
                                                   $698        $395         $409      $  684
                                                   ====        ====         ====      ======


March 31, 1997            Allowance for
                          doubtful trade
                          receivables               284          41           50         275

                          Inventories valuation     400         680          255         825
                                                   ----        ----       ------         ---
                                                   $684        $721         $305      $1,100
                                                   ====        ====         ====      ======


                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number                 Description                 Location
-------  ----------------------------------------  --------

  3.1.1  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit
         3.1 to the Registration Statement of
         the Registrant on Form S-1
         (Registration No. 33-62290) (the
         "Registration Statement on Form S-1").)
  3.1.2  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit 3
         of Form 10-Q dated February 3, 1995.)
    3.2  By-laws of the Registrant.
         (Incorporated by reference to Exhibit
         3.2 to the Registration Statement on
         Form S-1.)
    4.1  Form of Certificate for Common Stock of
         the Registrant.  (Incorporated by
         reference to Exhibit 4.1 to the
         Registration Statement on Form S-1.)
 10.1.1  License Agreement, dated September 18,
         1996, between Fujicopian Co., Ltd. and
         the Registrant.  (Incorporated by
         reference to Exhibit 10.1 of Form 10-Q
         dated October 1, 1996.)
   10.2  Indemnification Agreement, dated April
         11, 1988, between Fujicopian and the
         Registrant.  (Incorporated by reference
         to Exhibit 10.2 to the Registration
         Statement on Form S-1.)
 10.3.1  Equipment Repurchase Agreement, dated
         March 6, 1989, between Fujicopian and
         the Registrant.  (Incorporated by
         reference to Exhibit 10.3.1 to the
         Registration Statement on Form S-1.)
 10.3.2  Assignment, dated March 30, 1989, of
         Equipment Repurchase Agreement
         referenced in Exhibit 10.3.1, from the
         Registrant to Norstar Bank, National
         Association ("Norstar Bank")
         (Incorporated by reference to Exhibit
         10.3.2 to the Registration Statement on
         Form S-1.).
 10.3.3  Letter Agreement, dated June 14, 1989,
         from Norstar Bank and the Registrant
         and agreed to by Fujicopian, clarifying
         terms of Assignment referenced in
         Exhibit 10.3.2.  (Incorporated by
         reference to Exhibit 10.3.3 to the
         Registration Statement on Form S-1.)
 10.3.4  Assignment, dated March 26, 1992, of
         Equipment Repurchase Agreement
         referenced in Exhibit 10.3.1, from
         Norstar Bank to Marine Midland Bank,
         N.A. ("Marine Midland Bank"), with
         consent by the New York Job Development
         Authority ("JDA").  (Incorporated by
         reference to Exhibit 10.3.4 to the
         Registration Statement on Form S-1.)
 10.4.1  Cross-License Agreement, dated as of
         December 14, 1984, between
         International Business Machines
         Corporation ("IBM") and the Registrant.
         (Incorporated by reference to Exhibit
         10.4.1 to the Registration Statement on
         Form S-1.)
 10.4.2  Letter Agreement, dated September 3,
         1987, between Fujicopian and the
         Registrant and related to Cross-License
         Agreement, dated as of July 1, 1986,
         between IBM and Fujicopian.
         (Incorporated by reference to Exhibit
         10.4.2 to the Registration Statement on
         Form S-1.)
  10.10  Memorandum of Understanding Concerning
         Heat-Sensitive Color Transfer Ribbons,
         dated April 1989, between Fujicopian
         and Dai Nippon Printing Co., Ltd., for
         the benefit, in part, of the Registrant
         (including an English translation
         thereof).  (Incorporated by reference
         to Exhibit 10.10 to the Registration
         Statement on Form S-1.)
  10.11  Letter Agreement, dated April 1, 1987,
         among Fujicopian, Toppan Printing Co.,
         Ltd. and Toyo Ink Manufacturing Co.,
         Ltd., for the benefit, in part, of the
         Registrant (including an English
         translation thereof).  (Incorporated by
         reference to Exhibit 10.11 to the
         Registration Statement on Form S-1.)

Exhibit
 Number                 Description                  Location
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

Exhibit
 Number                 Description                 Location
--------  ----------------------------------------  --------

10.15.12  Intercreditor Agreement, dated as of
          December 27, 1990, among Norstar Bank,
          the RDC and the JDA and acknowledged
          and agreed to by the Registrant.
          (Incorporated by reference to Exhibit
          10.15.12 to the Registration Statement
          on Form S-1.)
10.15.14  Letter Agreement, dated June 3, 1993
          between the New York Job Development
          Authority and the Registrant assigning
          a loan to the New York Job Development
          Authority.  (Incorporated by reference
          to Exhibit 10.14.6 of Form 10-K dated
          June 15, 1994.)
   10.16  Demand Note Agreement, dated March 31,
          1995, between Fleet Bank and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.16 of Form 10-K dated
          June 15, 1995.)
 10.16.1  Amendment, dated June 17, 1996 to
          Demand Note Agreement referenced in
          Exhibit 10.16.
 10.17.1  Assignment, dated March 26, 1992, of
          Security Agreement and Machinery and
          Equipment Promissory Note referenced in
          Exhibit 10.15.9, and of Guarantee
          Agreement referenced in Exhibit
          10.15.10, from Norstar Bank to Marine
          Midland Bank and acknowledged and
          consented to by the JDA.  (Incorporated
          by reference to Exhibit 10.17.1 to the
          Registration Statement on Form S-1.)
 10.17.2  Modification and Reaffirmation
          Agreement, dated as of March 26, 1992,
          between Marine Midland Bank, the JDA
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.17.2 to the
          Registration Statement on Form S-1.)
 10.17.3  Letter Agreement, dated March 26, 1992,
          from Marine Midland Bank to Norstar
          Bank and agreed to by Norstar Bank and
          the JDA and related to Intercreditor
          Agreement referenced in Exhibit
          10.15.12.  (Incorporated by reference
          to Exhibit 10.17.3 to the Registration
          Statement on Form S-1.)
   10.18  Demand Note Agreement, dated March 31,
          1995, between Marine Midland Bank and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.18 of Form 10-K
          dated June 15, 1995.)
 10.18.1  Demand Note Agreement, dated January 2,
          1997, between Marine Midland Bank and
          the Registrant.  (Incorporated by
          reference to Exhibit 10.1 of Form 10-Q
          dated December 31, 1996.)
 10.19.1  1984 Stock Plan of the Registrant.
          (Incorporated by reference to Exhibit
          10.19.1 to the Registration Statement
          on Form S-1.)
 10.19.2  Amendment No. 1, dated October 29,
          1987, to 1984 Stock Plan of the
          Registrant referenced in Exhibit
          10.19.1.  (Incorporated by reference to
          Exhibit 10.19.2 to the Registration
          Statement on Form S-1.)
 10.19.3  Amendment, dated July 27, 1989, to 1984
          Stock Plan of the Registrant referenced
          in Exhibit 10.19.1.  (Incorporated by
          reference to Exhibit 10.19.3 to the
          Registration Statement on Form S-1.)
 10.19.4  Amendment, dated May 11, 1990, to 1984
          Stock Plan of the Registrant referenced
          in Exhibit 10.19.1.  (Incorporated by
          reference to Exhibit 10.19.4 to the
          Registration Statement on Form S-1.)
 10.19.5  Amendment No. 2, dated July 26, 1990,
          to 1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          10.19.5 to the Registration Statement
          on Form S-1.)
 10.19.6  Amendment, dated October 6, 1993, to
          1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          4.3 to the Registration Statement of
          the Registrant on Form S-8
          (Registration No. 33-71716) (the
          "Registration Statement on Form S-8").)
 10.19.7  Amendment dated February 24, 1989, to
          1984 Stock Plan of the Registrant
          referenced in Exhibit 10.19.1.
          (Incorporated by reference to Exhibit
          10.20.4 to the Registration Statement
          on Form S-1.)
 10.21.1  1990 Incentive Plan of the Registrant.
          (Incorporated by reference to Exhibit
          10.21 to the Registration Statement on
          Form S-1.)
 10.21.2  Amendment, dated October 6, 1993, to
          1990 Incentive Plan of the Registrant
          referenced in Exhibit 10.21.1.
          (Incorporated by reference to Exhibit
          4.4 to the Registration Statement on
          Form S-8.)
 10.21.3  Amendment dated March 17, 1995, to 1990
          Incentive Plan of the Registrant
          referenced in Exhibit 10.21.1.
          (Incorporated by reference to Exhibit
          10.21.3 of Form 10-K dated June 15,
          1995.)
   10.23  Form of Demand Note executed by persons
          listed in item 404(c) of regulation S-K
          who are indebted to the Company as
          evidence of such indebtedness as set
          forth on the schedule to the form.
 10.23.1  Form of Term Note executed by persons
          listed in item 404(c) of regulation S-K
          who are indebted to the Company as
          evidence of such indebtedness as set
          forth on the schedule attached to the
          form.

Exhibit
 Number                         Description                                             Location
--------  ---------------------------------------------------------------------         --------

 10.24.1  Executive Continuity Agreement, dated December 31, 1996, between John
          W. O'Leary and the Registrant.  (Incorporated by reference to Exhibit
          10.24.1 of Form 10-Q dated December 31, 1996.)
 10.24.3  Executive Continuity Agreement, dated December 31, 1996, between
          Richard A. Marshall and the Registrant. (Incorporated by reference to Exhibit 10.24.2 of Form 10-Q dated December 31, 1996.)
 10.24.4  Executive Continuity Agreement, dated December 31, 1996, between
          Michael J. Drennan and the Registrant. (Incorporated by reference to Exhibit 10.24.3 of Form 10-Q dated December 31, 1996.)
 10.24.5  Executive Continuity Agreement, dated December 31, 1996, between
          Vincent C. Dowell and the Registrant. (Incorporated by reference to Exhibit 10.24.4 of Form 10-Q dated December 31, 1996.)
 10.24.6  Executive Continuity Agreement, dated June 23, 1994, between Richard
          W. Dean and the Registrant.  (Incorporated by reference to Exhibit
          10.24.6 of Form 10-K dated June 15, 1994.)
 10.24.7  Executive Continuity Agreement, dated December 31, 1996, between Nick
          S. Mandrycky and the Registrant. (Incorporated by reference to Exhibit 10.24.5 of Form 10-Q dated December 31, 1996.)
 10.24.8  Executive Continuity Agreement, dated December 31, 1996, between
          Rickey W. Wallace and the Registrant. (Incorporated by reference to Exhibit 10.24.6 of Form 10-Q dated December 31, 1996.)
 10.24.9  Executive Continuity Agreement, dated December 31, 1996, between F.
          Lynn Hamb and the Registrant.  (Incorporated by reference to Exhibit
          10.24.7 of Form 10-Q dated December 31, 1996.)
10.24.10  Executive Continuity Agreement dated December 31, 1996, between David
          B. Lupp and the Registrant.  (Incorporated by reference to Exhibit
          10.24.8 of Form 10-Q dated December 31, 1996.)
10.24.11  Executive Continuity Agreement dated December 31, 1996, between Susan
          R. Stamp and the Registrant.  (Incorporated by reference to Exhibit
          10.24.9 of Form 10-Q dated December 31, 1996.)
   10.25  Key Man Life Insurance Policy, dated December 17, 1992, issued by The
          Mutual of New York on the life of John W. O'Leary, in the amount of $2,000,000, with the Registrant named as beneficiary. (Incorporated by reference to Exhibit 10.25.2 to the Registration Statement on Form
          S-1.)
 10.26.1  Lease Agreement, dated May 12, 1992, between Uniland Development
          Company and the Registrant with respect to 165 Creekside Drive, Tonawanda, New York. (Incorporated by reference to Exhibit 10.26.1 to the Registration Statement on Form S-1.)
 10.26.2 First Amendment, dated April 23, 1993, to Lease Agreement referenced in Exhibit 10.26.1. (Incorporated by reference to Exhibit 10.26.2 to the Registration Statement on Form S-1.)
 10.27.1  Lease Agreement, dated December 29, 1992, between Uniland Development
          Company and the Registrant with respect to 70 John Glenn, Amherst.
          (Incorporated by reference to Exhibit 10.27 to the Registration
          Statement on Form S-1.)
 10.27.2 First Amendment, dated September 17, 1993, to Lease Agreement referenced in Exhibit 10.27.1. (Incorporated by reference to Exhibit
          10.27.2 of Form 10-K dated June 15, 1994.)
   10.28  Form of Registration Rights Agreement.  (Incorporated by reference to
          Exhibit 10.28 to the Registration Statement on Form S-1.)
   10.29  Form of Directors and Officers Indemnification Agreement.
          (Incorporated by reference to Exhibit 10.29 to the Registration
          Statement on Form S-1.)
   10.30  1993 Employee Stock Purchase Plan. (Incorporated by reference to
          Exhibit 4.5 to the Registration Statement on Form S-8.)
   10.31  1993 Outside Director Stock Option and Restricted Stock Plan.
          (Incorporated by reference to Exhibit 10.31 of Form 10-K dated June
          15, 1995.)
      11  Statement re Computation of Per Share Earnings.
      13 Portions of the 1997 Annual Report to Stockholders that are incorporated herein by reference
      21  Subsidiaries of the Registrant
      23  Consent of KPMG Peat Marwick
      27  Financial Data Schedule
