Form 10-K405/A
period 1997-03-31
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1997-07-01
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 (The "Annual Report") are incorporated by reference into Part II of this report. Certain sections of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, under the captions "Proposal 1 - Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, under the captions "Proposal 1 - Election of Directors - Compensation of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, under the caption "Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the Proxy Statement, to be filed by July 29, 1997, under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

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
