Form 10-K405/A
period 1997-03-31
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1997-07-29
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                  FORM 10-K/A
                               (AMENDMENT NO.2)

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

As of June 30, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates was $119,378,561. the closing price of the Common Stock on June 30, 1997 as reported on the Nasdaq National Market, was $16.25.

At June 30, 1997, 8,311,486 shares of common stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1997. To the extent this amended filing is inconsistent with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "original filing"), the original filing is hereby superseded and amended.

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

Subsequent Event
----------------

        On July 15, 1997, the Company, PAXAR Corporation, a New York corporation ("PAXAR"), and Ribbon Manufacturing, Inc., a Delaware corporation and a wholly owned subsidiary of PAXAR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), upon and subject to the terms and conditions of which Merger Sub will be merged (the "Merger") with and into the Company and the Company will become a wholly owned subsidiary of PAXAR. In the Merger, each issued and outstanding share of the common stock of the Company will be converted into the right to receive between 1.2 and 1.412 shares of common stock of PAXAR. A copy of the Merger Agreement was filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated July 29, 1997.

ITEM 2.  PROPERTIES

       The Company's main facility is located in Amherst, New York, a suburb of Buffalo, and contains office space, two manufacturing plants and one warehouse totaling approximately 275,000 square feet. The Company's principal manufacturing equipment consists of ink-making machines, coating machines, backcoating machines, slitting machines and ribbon-packaging machines. The Company's equipment is subject to a detailed preventative maintenance program and is believed to be in generally good working order.


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

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


YEAR ENDED MARCH 31, 1996:
----------------------------
                                   Price
                              ----------------
       Quarter Ended           High      Low
----------------------------  -------  -------
July 4, 1995                  $29.250  $21.750
October 3, 1995               $27.375  $18.000
January 2, 1996               $28.500  $19.938
March 31, 1996                $26.000  $16.250



YEAR ENDED MARCH 31, 1997:
----------------------------
                                   Price
                              -----------------
Quarter Ended                  High      Low
----------------------------  -------  -------
July 2, 1996                  $24.000  $16.250
October 1, 1996               $24.500  $20.000
December 31, 1996             $26.000  $21.250
March 31, 1997                $24.000  $14.750

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company's financial emphasis in fiscal 1997 was increasing value for its stockholders. The Company generated free cash of $11.8 million or $1.37 per share, and in conjunction with borrowings on its lines of credit, repurchased 878,400 shares of its common stock between the fourth quarter of fiscal 1996 and the first two months of fiscal 1998. In addition, 375,788 shares of common stock were surrendered between the third quarter of fiscal 1996 and the fourth quarter of fiscal 1997 by officers and a director in connection with the exercise of stock options and warrants. This 1,254,188 share or 14.0% decrease in the Company's outstanding common stock resulted in a $.07 contribution to earnings per share in fiscal 1997.

Revenues in fiscal 1997 were $106.9 million, an increase of 20.9% from $88.4 million in fiscal 1996. Revenues in fiscal 1995 were $85.5 million and included $6.0 million of revenue, primarily jumbo rolls to Armor, Fujicopian's thermal transfer licensee for Europe, which did not recur in fiscal 1996. Therefore, recurring revenues grew 11.3% from fiscal 1995 to fiscal 1996.

The Company sells its ribbons primarily to printer original equipment manufacturers, which in turn sell the ribbons under their own brand names to end-users, either directly or through distributors and value-added resellers. Revenues from OEM customers in fiscal 1997 were $77.6 million, comprised 72.6% of total revenues, and increased 15.7% from $67.1 million in fiscal 1996. This increase primarily reflects the transfer of ribbon production for a significant color ribbon program from Fujicopian during fiscal 1996, new products introduced to existing tag and label and fax customers in North America, and increased sales of existing and new products outside of North America.

The Company also sells its ribbons directly to distributors and dealers where such sales do not adversely affect the Company's OEM customers. Domestic distributor revenues in fiscal 1997 were $26.4 million, comprised 24.7% of total revenues and increased 30.4% from $20.2 million in fiscal 1996. The addition of several new significant tag and label customers, new product lines introduced to existing tag and label customers, overall tag and label aftermarket growth, and the continuing end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures were primarily responsible for this growth.

The continued expansion of the market for tag and label printing in Central and South America, and the Company's marketing programs targeting these opportunities, were principally responsible for significant revenue growth for existing customers and the addition of a significant new customer in the international distributor channel. Revenues for this channel were $3.0 million in fiscal 1997, comprised 2.8% of total revenues, and increased 149.3% from $1.2 million in fiscal 1996.

Recurring revenues for the OEM channel increased 10.1% from fiscal 1995 to fiscal 1996, principally due to the transfer of ribbon production for the significant color ribbon program from Fujicopian, new product lines introduced to existing tag and label customers, the addition of a significant new tag and label customer, and the overall growth of applications for tag and label printing. Domestic distributor revenues increased 13.6% from fiscal 1995 to fiscal 1996. In September 1995, the Company acquired the thermal transfer supplies business from one of its OEM customers, QMS Inc., and began selling ribbons and other thermal transfer supplies under the QMS brand name directly to distributors, dealers and end-users. The higher selling prices for ribbons and other items included in the QMS supplies business, the addition of several new significant tag and label customers, new product lines introduced to existing tag and label customers, overall tag and label aftermarket growth, and end-user migration towards this distributor channel from the OEM channel, all contributed to this growth.

The Company's ribbon unit selling prices in total declined slightly in fiscal 1997 after remaining comparable from fiscal 1995 to fiscal 1996. Selling price decreases to tag and label ribbon OEM and distributor customers were partially offset by slight increases in selling prices to color ribbon OEM customers and significantly higher selling prices to dealers, distributors and end-users for QMS thermal transfer supplies.

Gross margins were 29.1% of revenues in fiscal 1997 as compared to 29.6% in fiscal 1995. This decline primarily resulted from the incremental operating expenses from the new manufacturing facility opened during fiscal 1997, a change in sales mix and lower overall selling prices, partially offset by the increased leverage of fixed overhead costs and production efficiencies from higher sales volumes, lower raw material purchase prices, and higher margins on the QMS thermal transfer supplies business. The gross margin decline in fiscal 1996 from 29.8% of revenues in fiscal 1995 primarily reflects the fixed overhead costs not absorbed by temporarily declining revenues from customers reducing their inventory levels, partially offset by higher margins on the QMS thermal transfer business and no management bonuses in fiscal 1996.

Total operating expenses were $13.2 million in fiscal 1997, an increase of 21.0% from $10.9 million in fiscal 1996. Research and development expenses increased $515,000 due to personnel additions to create new products for future revenue growth, partially offset by lower costs of samples produced in the new pilot manufacturing facility. Selling expenses increased $1.1 million due to the hiring of additional personnel for the Company's telemarketing and direct sales forces and to identify opportunities for future products and increased advertising to maximize revenue from new products. General and administrative expenses increased $638,000, primarily due to increased staffing in human resources, finance and management information systems to support the Company's growth.

Total operating expenses in fiscal 1996 increased by 14.1% from $9.6 million in fiscal 1995. Research and development expenses increased $862,000 due to increased staffing and sampling of new products as investments in future revenue growth. Selling expenses increased $515,000 due to the creation of a telemarketing capability for QMS thermal transfer supplies, and the hiring of additional personnel to drive the Company's sales growth, partially offset by no management bonuses in fiscal 1996.

Net interest expense was $562,000 in fiscal 1997, an increase of $527,000 from $35,000 in fiscal 1996. Total interest cost incurred in fiscal 1997 was $900,000, of which $238,000 was capitalized as part of the cost of construction of and equipment for the 100,000 square-foot manufacturing facility completed during the first quarter, and $617,000 was charged to income. Total interest cost incurred in fiscal 1996 was $748,000, including $612,000 capitalized in conjunction with the new facility and $136,000 charged to income. Net interest income in fiscal 1995 was $143,000 before the Company's cash and short-term investments were used together with borrowings on lines of credit in fiscal 1996 to fund the new facility, purchase the QMS thermal transfer supplies business, and repurchase 315,400 shares of the Company's common stock.

Income taxes in fiscal 1997 were $6.1 million or 35.0% of income before income taxes. In fiscal 1996, income taxes were $5.3 million or 35.0% of income before income taxes. Income taxes in fiscal 1995 were $6.1 million or 38.0% of income before income taxes. Benefits from changes in the New York State alternative minimum tax calculation and the Company's foreign sales subsidiary established at the beginning of fiscal 1996 contributed to the rate reduction. The actual tax payments in all three years were significantly lower than the expense reflected in the Company's statements of income since a substantial portion of the tax provisions were deferred, primarily reflecting the temporary benefits of accelerated depreciation of plant and equipment on the Company's tax returns. Tax payments were also reduced by tax deductions from the exercises of non-qualified stock options and compensatory warrants. For financial reporting purposes, these tax benefits are recognized as increases in additional paid-in capital, rather than as reductions of income tax expense.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong, with long-term debt comprising only 1.2% of total capitalization at March 31, 1997. Cash provided by operating activities in fiscal 1997 of $25.6 million funded $13.8 million of capital expenditures, leaving free cash flow of $11.8 million or $1.37 per share, which was used to repay $9.5 million on the Company's lines of credit and long-term debt, and repurchase 142,200 shares of the Company's common stock for $2.5 million. The Company expects to spend approximately $7 million on capital expenditures in fiscal 1998, primarily to purchase equipment to increase manufacturing capacity and yield production efficiencies. The Company believes that its internally generated cash, supplemented as needed by its lines of credit, will be sufficient to fund its working capital, capital expenditure and debt service requirements over the next two years.

Trade receivables increased $1.6 million in fiscal 1997, with the number of days of sales in trade receivables increasing from 48 days at March 31, 1996 to 50 days at March 31, 1997, but still within the Company's typical range of 45 to 50 days. Inventories decreased $2.0 million during fiscal 1997, as the Company worked with its key suppliers to reduce its raw material inventories. The $2.4 million decrease in other assets principally consists of the repayment of loans which funded personal income tax withholdings due upon the exercise of stock options by officers. The Company also repurchased 142,200 shares of its common stock during the fourth quarter of fiscal 1997, at an average purchase price of $17.47 per share. The Company repurchased an additional 420,800 shares of its common stock during the first two months of fiscal 1998 at an average purchase price of $17.33 per share. The Company terminated its common stock repurchase plan in July 1997.

Cash provided by operating activities in fiscal 1996 of $9.9 million, short-term borrowings on the Company's lines of credit of $16.3 million and $7.0 million of cash and short-term investments at March 31, 1995 funded $17.5 million of capital expenditures, the purchase of the QMS thermal transfer supplies business for $5.6 million and the repurchase of 315,400 shares of the Company's common stock for another $5.6 million. Trade receivables increased $4.3 million in fiscal 1996, primarily due to disproportionately higher sales volume in February and March 1996. Inventories increased $2.3 million during fiscal 1996, as the Company used available manufacturing capacity to increase its finished goods inventories in anticipation of future revenue increases, as well as create the higher inventory levels required to service the growing proportion of dealer, distributor and end-user sales. The $4.7 million increase in other assets during fiscal 1996 principally consists of the purchase price for the QMS thermal transfer supplies business, of which $1.5 million was subsequently amortized in fiscal 1997.

During fiscal 1996 and 1997, the Company loaned $3.4 million and $1.6 million to certain officers in conjunction with the exercise of non-qualified stock options. These exercises, in addition to the lapse of restrictions on restricted stock, generated tax deductions of $6.3 million and $5.4 million for the Company in fiscal 1996 and 1997, respectively. During fiscal 1996 and 1997, $4.2 million and $3.9 million of these loans were repaid through the surrender of shares of common stock to the Company. The portions of these loans which funded the officers' personal income tax withholdings are included in other assets since it is the intention of the Company to allow repayment beyond March 31, 1998. The portions of these loans that funded the exercise price of the options are included as a reduction of stockholder's equity. These demand notes are secured by the stock and personal assets of the officers.

Inflation
---------

Inflationary factors have not had a significant effect on the Company's overall revenues or profitability during the past three years.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Not applicable until after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                 Years Ended March 31,
                                              ----------------------------
                                               1995      1996      1997
                                              -------  --------  ---------
(In thousands, except per share amounts)

Revenues                                      $85,477  $88,448   $106,894

Cost of goods sold                             59,968   62,253     75,737
                                              -------  -------   --------

  Gross profit                                 25,509   26,195     31,157
                                              -------  -------   --------

Operating expenses:
 Research and development                       2,217    3,079      3,594
 Selling                                        3,635    4,150      5,289
 General and administrative                     3,720    3,695      4,333
                                              -------  -------   --------

  Total operating expenses                      9,572   10,924     13,216
                                              -------  -------   --------

  Operating income                             15,937   15,271     17,941

Interest income (expense), net                    143      (35)      (562)
                                              -------  -------   --------

  Income before income taxes                   16,080   15,236     17,379

Income taxes                                    6,110    5,333      6,083
                                              -------  -------   --------

  Net income                                  $ 9,970  $ 9,903   $ 11,296
                                              =======  =======   ========

  Net income per share of common stock          $1.10    $1.07      $1.26
                                              =======  =======   ========

Weighted average common shares outstanding      9,093    9,224      8,967
                                              =======  =======   ========




          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                  -----------------------------------
                                                                        1996              1997
                                                                  ----------------  -----------------
                                                                    (In thousands, except share and
ASSETS                                                                per share amounts)
-----


Current assets:
  Cash                                                                   $    570           $    444
  Trade receivables                                                        16,157             17,726
  Inventories:
     Raw materials                                                          9,397              5,789
     Work in process                                                        3,627              4,602
     Finished goods                                                         4,839              5,478
                                                                         --------           --------
       Total inventories                                                   17,863             15,869
                                                                         --------           --------
  Prepaid expenses                                                            635              1,107
  Deferred income taxes                                                     1,467              1,176
                                                                         --------           --------
       Total current assets                                                36,692             36,322
                                                                         --------           --------
Property, plant and equipment, at cost:
  Land                                                                      1,163              1,170
  Building and improvements                                                10,924             21,265
  Equipment                                                                64,362             82,702
  Construction in progress                                                 17,194                814
                                                                         --------           --------
                                                                           93,643            105,951
  Less accumulated depreciation                                            21,826             28,320
                                                                         --------           --------
     Net property, plant and equipment                                     71,817             77,631
                                                                         --------           --------
Other assets                                                                6,952              4,521
                                                                         --------           --------
                                                                         $115,461           $118,474
                                                                         ========           ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------

Current liabilities:
  Notes payable to banks                                                   16,292              8,484
  Current installments of long-term debt                                    1,674              1,143
  Trade accounts payable                                                    8,126              7,858
  Other accrued liabilities                                                 2,654              3,622
                                                                         --------           --------
     Total current liabilities                                             28,746             21,107
Long-term debt, excluding current installments                              2,259              1,111
Deferred income taxes                                                       6,336              8,388
                                                                         --------           --------
     Total liabilities                                                     37,341             30,606
                                                                         --------           --------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
    authorized; none issued                                                   ---                ---
  Common stock; $.01 par value; 30,000,000 shares
    authorized; 8,855,301 and 8,570,310 shares issued
    as of March 31, 1996 and 1997, respectively                                89                 86
  Additional paid-in capital                                               53,037             44,514
  Unearned compensation - restricted stock awards                            (692)              (385)
  Notes receivable from exercise of stock options and warrants             (1,219)               (37)
  Retained earnings                                                        32,394             43,690
  Treasury stock, 310,400 shares, at cost                                  (5,489)               ---
                                                                         --------           --------
     Total stockholders' equity                                            78,120             87,868
                                                                         --------           --------
                                                                         $115,461           $118,474
                                                                         ========           ========

          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended March 31,
                                                                     -------------------------------
                                                                       1995       1996       1997
                                                                     ---------  ---------  ---------
                                                                             (in thousands)

Cash flows from operating activities:
  Net income                                                         $  9,970   $  9,903   $ 11,296
                                                                     --------   --------   --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                      4,520      6,251      8,216
     Deferred income taxes and other noncash expenses                   2,482      2,804      2,972
     Reduction in income taxes payable from the
      exercise of options and warrants                                  1,969      1,464      1,477
     Cash provided (used) by changes in:
       Trade receivables                                                 (675)    (4,418)    (1,560)
       Inventories                                                     (4,939)    (2,256)     1,994
       Prepaid expenses                                                  (236)       183       (472)
       Other assets                                                        (7)        50       (310)
       Trade accounts payable                                           2,956     (1,052)     1,018
       Other accrued liabilities                                        2,845     (3,041)       968
                                                                     --------   --------   --------
          Total adjustments                                             8,915        (15)    14,303
                                                                     --------   --------   --------
          Net cash provided by operating activities                    18,885      9,888     25,599
                                                                     --------   --------   --------

Cash flows used in investing activities:
  Capital expenditures                                                (14,235)   (17,477)   (13,777)
  Payments to acquire other assets                                        ---     (5,575)       ---
  Purchases of securities                                              (4,468)       (22)       ---
  Maturities of securities                                              1,000      3,490        ---
                                                                     --------   --------   --------
          Net cash used in investing activities                       (17,703)   (19,584)   (13,777)
                                                                     --------   --------   --------

Cash flows from financing activities:
  Proceeds from employee stock purchase plan                               83        102         79
  Purchase of common stock                                                ---     (5,576)    (2,484)
  Exercise of stock options and warrants:
     Proceeds                                                           1,013        409      1,576
     Notes received for related tax liabilities                        (1,996)    (2,816)    (1,632)
  Proceeds from (repayments of) notes payable to banks                    ---     16,292     (7,808)
  Repayments of long-term debt                                         (1,712)    (1,704)    (1,679)
                                                                     --------   --------   --------
          Net cash provided by (used in) financing activities          (2,612)     6,707    (11,948)
                                                                     --------   --------   --------

Net decrease in cash                                                   (1,430)    (2,989)      (126)
Cash at beginning of year                                               4,989      3,559        570
                                                                     --------   --------   --------
Cash at end of year                                                  $  3,559   $    570   $    444
                                                                     ========   ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest, net of amount capitalized                                  218        151        663
     Income taxes                                                    $    311   $  3,044   $  2,269
                                                                     ========   ========   ========

Supplemental disclosure of noncash investing and
   financing activities:
  Increase (decrease) in liabilities for capital expenditures             528      1,172     (1,286)
  Notes received for exercise price of stock options and warrants       1,880        548        ---
  Common stock surrendered:
     Payment of stock option exercise price                               ---        699        778
     Repayments of notes by officers                                 $    ---   $  4,210   $  3,910
                                                                     ========   ========   ========

          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                        Notes
                                                                       Receivable
                                                                         From
                                                                         Exercise
                                             Additional                of Stock                             Total
                                     Common  Paid-in     Unearned       Options    Retained   Treasury   Stockholders'
                                     Stock   Capital   Compensation   & Warrants   Earnings     Stock        Equity
                                     ------  --------  -------------  -----------  ---------  ---------  --------------
                                                            (In thousands, except share amounts)

Balance at March 31, 1994               $81  $47,442        $  (830)     $   ---    $12,521    $  (104)        $59,110

Exercise of options and warrants:
   Shares issued, 630,566                          6          2,887                                              2,893
   Tax benefit                                 3,306                                                             3,306
   Notes received                                                         (1,880)                               (1,880)

Net income                                                                            9,970                      9,970

Restricted stock awards and other                                            271        (85)       104             290
                                                                      ----------   --------   --------   -------------

Balance at March 31, 1995                87   53,906           (915)      (1,880)    22,491        ---          73,689

Exercise of options and warrants:
  Shares issued, 319,081                  3    1,648                                                87           1,738
  Tax benefit                                  2,116                                                             2,116
  Shares surrendered, 197,345                                    (1)      (4,908)     1,209     (3,700)
  Notes received                                                            (548)                                 (548)

Purchase of 315,400 treasury shares                          (5,576)      (5,576)

Net income                                                                            9,903                      9,903

Restricted stock awards and other                                            275        223        498
                                                                      ----------   --------   --------

Balance at March 31, 1996                89   53,037           (692)      (1,219)    32,394     (5,489)         78,120

Exercise of options and warrants:
  Shares issued, 373,045                      (3,178)                                            5,489           2,311
  Tax benefit                                  1,800                                                             1,800
  Shares surrendered, 208,807                                    (2)      (4,686)     1,182     (3,506)

Purchase and retirement of 142,200 shares                                     (1)    (2,483)    (2,484)

Net income                                                                           11,296                     11,296

Restricted stock awards and other                                             24        307        331
                                                                      ----------   --------   --------

Balance at March 31, 1997               $86  $44,514        $  (385)     $   (37)   $43,690    $   ---         $87,868
                                        ===  =======        =======   ==========   ========   ========   =============


          See accompanying notes to consolidated financial statements

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   International Imaging Materials, Inc. and subsidiaries (the "Company") manufactures and sells thermal transfer ribbons used in non-impact thermal transfer printers. The Company's customers are primarily printer manufacturers and distributors in North America.

   A summary of significant accounting policies follows:

   (a) Principles of Consolidation

   The consolidated financial statements include the financial statements of International Imaging Materials, Inc. and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   (b) Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market.

   (c) Depreciation and Amortization

   Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Intangibles included in other assets are amortized over the period of expected benefit.

   (d) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have any impact on the Company's financial position or results of operations.

   (e) Income Taxes

   Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and restriction on the use of certain State investment tax credits in assessing the realizability of deferred tax assets.

   (f) Earnings Per Share

   Weighted average common shares outstanding include common stock equivalents which consist of the aggregate dilutive effect of unexercised stock options, warrants and restricted stock awards.

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

   (g) Stock-Based Compensation

   Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

   (h) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(2)  INDEBTEDNESS

   The Company maintains lines of credit with two banks totaling $40,000,000 which are due on demand and bear interest at either the LIBOR rate plus .20%, the bank's cost of funds rate plus .50%, or the prime rate, as selected by the Company. Advances under both lines of credit are at the sole discretion of the banks and can be made for various periods of time not extending beyond September 30, 1997 under one of the lines of credit. There was $16,292,000 and $8,484,000 outstanding under the facilities at 5.60% and 5.81% at March 31, 1996 and 1997, respectively.

   A summary of long-term debt follows:


                                            Interest
                                            Rate at
                                           March 31,     March 31,
                                                       --------------
                                              1997      1996    1997
                                           ----------  ------  ------
                                                 (In thousands)
          Term loans, due in:
              1997                              7.75%  $  631  $   49
              1998                              7.75    2,562   1,630
              2001                              8.25      647     520
          Other                                 2.50       93      55
                                                       ------  ------
              Total long-term debt                      3,933   2,254

          Less current installments                     1,674   1,143
                                                       ------  ------

              Long-term debt, excluding
               current installments                    $2,259  $1,111
                                                       ======  ======


   The term loans, payable in monthly installments ranging from $11,000 to $78,000, bear interest at variable rates based on the prime rate, are secured by certain plant and equipment, require the maintenance of certain financial ratios, limit the amount of capital expenditures and prohibit the payment of cash dividends without the lenders' consent.

   The aggregate annual installments due on long-term debt for each of the next five years are: $1,143,000 in fiscal 1998, $846,000 in fiscal 1999, $127,000 in fiscal 2000, $127,000 in fiscal 2001 and $11,000 in fiscal 2002.

   In connection with the construction of new manufacturing facilities, the Company capitalized interest as a component of the cost of plant and equipment as follows:


                                          Years Ended March 31,
                                          ---------------------
                                           1995    1996   1997
                                          ------  ------  -----
                                             (In thousands)

       Interest cost capitalized           $ 235   $ 612  $ 283
       Interest cost charged to income       284     136    617
                                           -----   -----  -----
         Total interest cost incurred      $ 519   $ 748  $ 900
                                           =====   =====  =====

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

The 2001 term loan and one of the lines of credit are with a bank that owns warrants to purchase 50,000 shares of the Company's common stock.

   The carrying amount of the Company's long-term debt instruments approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at March 31, 1997.


(3)  STOCKHOLDERS' EQUITY

   The Company has three stock plans under which non-qualified stock options and restricted stock have been granted to employees and directors. The plans authorize grants of up to 3,150,000 shares. All options were granted at the fair market value of the Company's common stock on the grant date, vest over five years, and expire ten years and one day after grant. The following table summarizes option activity under these plans:

                                                  Weighted Average
                                       Options     Exercise Price
                                      ----------  ----------------

     Outstanding at March 31, 1994    1,663,270             $ 8.09
       Granted                          290,946             $26.26
       Exercised                       (388,942)            $ 4.31
       Forfeited                         (4,000)            $18.57
                                      ---------             ------
     Outstanding at March 31, 1995    1,561,274             $12.39
       Granted                          589,610             $21.55
       Exercised                       (301,881)            $ 5.39
       Forfeited                       (241,000)            $26.51
                                      ---------             ------
     Outstanding at March 31, 1996    1,608,003             $14.95
       Granted                          315,294             $20.35
       Exercised                       (320,605)            $ 6.11
       Forfeited                       (116,750)            $23.37
                                      ---------             ------
     Outstanding at March 31, 1997    1,485,942             $17.34
                                      =========             ======

     Exercisable at March 31
       1995                             893,617               6.23
       1996                             708,501               8.42
       1997                             666,064             $13.70

       Included in options granted and options forfeited in the table above are 236,000 options which were repriced from a weighted average exercise price of $26.53 per share to $17.75 per share in fiscal 1996 and 52,000 options repriced from an exercise price of $26.50 per share to $17.75 per share in fiscal 1997. In exchange for the repricing of these options, the recipients agreed to forego any payments at or below the target level under the Company's incentive bonus compensation program for fiscal 1997.

       The following table summarizes information about stock options outstanding at March 31, 1997:


                             Options Outstanding                 Options Exercisable
                   -----------------------------------------    ------------------------


    Range of                Weighted Average  Weighted Average           Weighted Average
 Exercise Prices   Options   Remaining Life    Exercise Price   Options   Exercise Price
-----------------  -------  ----------------  ----------------  -------  ----------------

     $ 5 - $14     348,784         4.4 years            $ 6.23  290,429            $ 5.74
     $16 - $22     825,823         8.2 years            $19.44  308,334            $18.92
     $22 - $27     311,335         8.3 years            $24.17   67,301            $24.19

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

   In addition, the Company granted directors 2,400 shares of restricted stock at a grant-date fair value of $24.00 per share in fiscal 1996 and 2,100 shares at a grant-date fair value of $21.69 per share in fiscal 1997. Compensation cost of restricted stock awards charged to earnings was $281,000 in fiscal 1996 and $274,000 in fiscal 1997.

   The Company also has an employee stock purchase plan which allows employees to purchase up to 200,000 shares of the Company's common stock at 85% of the fair market value of the shares at the time of purchase. As of March 31, 1996 and 1997, 9,055 and 13,626 shares, respectively, had been issued under this plan.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost for its stock options under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                      Years Ended March 31,
                             ----------------------------------------
                                                 1996        1997
                                              ----------  -----------
                             (In thousands, except per share amounts)

     Net income              As reported          $9,903      $11,296
                             Pro forma             9,415       10,200
                                                  ======      =======

     Net income per share    As reported            1.07         1.26
                             Pro forma            $ 1.03      $  1.17
                                                  ======      =======

   For purposes of this pro forma disclosure, the weighted average fair market value of options granted in fiscal 1996 and fiscal 1997 of $9.42 and $9.06, respectively, were calculated using the Black-Scholes option pricing model. The weighted average assumptions used in the model were: volatility of 48.1%, expected life of 6 years, no dividend yield, and risk-free interest rate of 6.0% and 6.4% for fiscal 1996 and fiscal 1997, respectively.

   Pro forma net income reflects only options granted in fiscal 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

   Additionally, the Company has warrants outstanding as follows:

                                     Years Ended March 31,
                             -------------------------------------
                                 1995           1996        1997
                             -------------  -------------  -------

     Warrants outstanding          119,640        102,440   50,000
                             =============  =============  =======

     Warrants exercisable           79,640         82,440   50,000
                             =============  =============  =======

     Exercise price range    $5.00 - 10.00  $5.00 - 10.00  $ 10.00
                             =============  =============  =======

   During fiscal 1996, the Company loaned $548,000 to certain officers to fund the exercise price of stock options and $2,816,000 to pay their personal income tax liabilities related to the exercise. The Company also loaned $1,632,000 to officers for their stock option related income tax liabilities in fiscal 1997. In fiscal 1996 and 1997, $4,210,000 and $4,016,000, respectively, of such loans were repaid through the surrender of shares of the Company's common stock and cash. The Company intends to allow repayment of these demand notes, which are collateralized by all of the personal assets of the respective officers, beyond March 31, 1998.

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

(4)    INCOME TAXES

   Income tax expense consists of the following:

                                   Years Ended March 31,
                                   ----------------------
                                    1995    1996    1997
                                   ------  ------  ------
                                       (In thousands)

     Current:
       Federal                     $3,411  $2,662  $3,040
       State                          527     313     333
                                   ------  ------  ------
                                    3,938   2,975   3,373

     Deferred - Federal             2,172   2,358   2,710
                                   ------  ------  ------

       Total income tax expense    $6,110  $5,333  $6,083
                                   ======  ======  ======


   Income tax expense differs from the expected amount (computed by applying the 34% statutory rate to income before income taxes) due principally to the effects of the Company's foreign sales corporation, state income taxes and increase in the valuation allowance for deferred tax assets.

   The tax effects of temporary differences that give rise to the deferred tax assets and liability were as follows:

                                                      March 31,
                                                 --------------------
                                                   1996       1997
                                                 ---------  ---------
                                                    (In thousands)
     Deferred tax assets:
       Investment tax and other
        credit carryforwards                     $  3,384   $  4,706
       Alternative minimum tax credit
        carryforwards                               3,781      3,503
       Capitalized inventory costs                    581        493
       Other                                          672        237
                                                 --------   --------
          Total gross deferred tax asset            8,418      8,939

       Valuation allowance                         (2,695)    (3,648)
                                                 --------   --------
          Net deferred tax asset                    5,723      5,291

     Deferred tax liability - depreciation of
        plant and equipment                       (10,592)   (12,503)
                                                 --------   --------
          Net deferred tax liability             $ (4,869)  $ (7,212)
                                                 ========   ========


   The above net deferred tax liability is reflected in the balance sheets as follows:



                                              March 31,
                                          ------------------
                                            1996      1997
                                          --------  --------
                                            (In thousands)


     Current deferred tax asset           $ 1,467   $ 1,176
     Noncurrent deferred tax liability     (6,336)   (8,388)
                                          -------   -------

       Net deferred tax liability         $(4,869)  $(7,212)
                                          =======   =======

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

   In fiscal 1995, 1996 and 1997, 630,566, 319,081 and 373,045 shares of common stock, respectively, were issued through the exercise of non-qualified stock options and compensatory warrants. In addition, in fiscal 1996 and 1997, restrictions lapsed on 41,900 and 10,000 shares of common stock, respectively. The total tax benefit to the Company from these transactions, which is credited to additional paid-in capital, rather than recognized as a reduction of income tax expense, was $3,306,000, $2,313,000 and $1,844,000 in fiscal 1995, 1996 and
1997, respectively. Those benefits were recognized in the balance sheets as follows:

                                             Years Ended March 31,
                                             ----------------------
                                              1995    1996    1997
                                             ------  ------  ------
                                                 (In thousands)
     Reduction in:
          Income taxes payable               $1,969  $1,464  $1,477
          Deferred income taxes               1,337     849     367
                                             ------  ------  ------

     Credit to additional paid-in capital    $3,306  $2,313  $1,844
                                             ======  ======  ======

   At March 31, 1997, the Company's investment tax and other credits ($316,000 Federal and $6,651,000 State) expire from 2001 to 2013. The Company also has $3,349,000 of Federal and $233,000 of State alternative minimum tax credit carryforwards available with no expiration date.

(5)  OTHER ASSETS

   In fiscal 1996 $5,575,000 was paid to QMS, Inc. for the rights to sell thermal transfer supplies directly to the customers of QMS, Inc. under the QMS, Inc. brand name. The purchase price was allocated to the various service and consulting arrangements, customer records and other agreements acquired in this transaction. Amortization of the cost of the acquired assets was $655,000 and $1,539,000 in fiscal 1996 and 1997, respectively.


(6)  RELATIONSHIP WITH FUJICOPIAN CO., LTD.

   The Company manufactures thermal transfer ribbons pursuant to a license agreement with Fujicopian Co., Ltd. which expires in 2008. Royalty expenses under the agreement totaled $2,627,000, $2,681,000 and $2,680,000 in fiscal 1995, 1996 and 1997, respectively. The Company also purchased certain materials from Fujicopian which totaled $4,579,000, $3,040,000 and $2,586,000 in fiscal 1995, 1996 and 1997, respectively. The Company believes that the costs of such purchases are competitive with alternative sources of supply. Other accrued expenses includes $1,184,000 and $1,020,000 payable to Fujicopian Co., Ltd. as of March 31, 1996 and 1997, respectively.

   At March 31, 1997, Fujicopian owned 260,000 shares of the Company's common stock.

(7)  RETIREMENT SAVINGS PLAN

   The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Pursuant to the plan, employees make voluntary contributions which are partially matched by the Company. Expenses under the plan were $555,000, $639,000 and $852,000 in fiscal 1995, 1996 and 1997, respectively.


(8)  COMMITMENTS

   Rent expense under operating leases for certain buildings and equipment was $253,000, $270,000 and $304,000 in fiscal 1995, 1996 and 1997, respectively.
Minimum annual payments due under these leases are $202,000 in fiscal 1998, $189,000 in fiscal 1999, $191,000 in fiscal 2000 and 2001, $142,000 in fiscal
2002 and a total of $427,000 thereafter.

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

(9)  SIGNIFICANT CUSTOMERS

   Sales to significant customers were: $10,282,000, $11,859,000 and $15,660,000 to one customer in fiscal 1995, 1996 and 1997, respectively and $9,599,000 and $14,842,000 to another customer in fiscal 1996 and 1997, respectively. In addition, export sales in the aggregate were $9,576,000, $9,753,000 and $19,452,000 in fiscal 1995, 1996 and 1997, respectively.


(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial data for 1996 and 1997 are as follows:


                                                   Year Ended March 31, 1996
                                            ----------------------------------------
                                              First     Second     Third     Fourth
                                             Quarter    Quarter   Quarter   Quarter
                                            ---------  ---------  --------  --------
                                            (In thousands, except per share amounts)

Revenues                                      $19,001    $21,223   $24,018   $24,206
Gross profit                                    5,417      6,209     7,306     7,263
Net income                                    $ 1,831    $ 2,213   $ 2,865   $ 2,994
                                              =======    =======   =======   =======

Net income per share of common stock          $   .20    $   .24   $   .31   $   .34
                                              =======    =======   =======   =======

                                                       Year Ended March 31, 1997
                                               ----------------------------------------
                                                First    Second      Third     Fourth
                                               Quarter   Quarter    Quarter   Quarter
                                              --------   -------    -------   --------
                                               (In thousands, except per share amounts)
Revenues                                      $25,003    $26,851   $27,730   $27,310
Gross profit                                    7,524      7,838     8,231     7,564
Net income                                    $ 2,831    $ 2,870   $ 3,040   $ 2,555
                                              =======    =======   =======   =======

Net income per share of common stock          $   .32    $   .32   $   .34   $   .29
                                              =======    =======   =======   =======

(11)  ACCOUNTING PRONOUNCEMENTS

   The Company is required to adopt Statement of Financial Accounting Standards No. 128 (Earnings per Share) in fiscal 1998. The Company does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
International Imaging Materials, Inc.:


   We have audited the accompanying consolidated balance sheets of International Imaging Materials, Inc. and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Materials, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



     /s/ KPMG Peat Marwick LLP
-----------------------------------------
     KPMG PEAT MARWICK LLP


Buffalo, New York
April 23, 1997

       Supplementary data are not required pursuant to Item 302 of Regulation S-
K. The Company has elected, however, to present certain quarterly information in note 10 to its audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with respect to the directors and executive officers of the Company.


Directors
---------

       Robert S. Anderson, age 55, has been a Director of the Company since 1983. Since 1988, Mr. Anderson has been a Senior Vice President of Brean Murray, Foster Securities Inc. Mr. Anderson also devotes a portion of his time to money management at BMI Capital, a registered investment advisor and affiliate of Brean Murray, Foster Securities Inc. Mr. Anderson is a member of the board of directors of Trident International.

       Richard A. Marshall, age 46, has been a Director of the Company since March 1995. Mr. Marshall joined the Company in 1992 and is currently Executive Vice President and Chief Operating Officer.

       William P. Montague, age 50, has been a Director of the Company since 1994. Mr. Montague is currently the President and Chief Operating Officer of Mark IV Industries, Inc. where he has been employed since 1972. Mr. Montague is a certified public accountant and serves on the boards of directors of Gibraltar Steel Corporation and Mark IV Industries, Inc.

       Dr. Albert J. Simone, age 61, has been a Director of the Company since 1994. Dr. Simone has been President of the Rochester Institute of Technology ("RIT") since September 1992. From 1984 to 1992, Dr. Simone was President of the University of Hawaii System and Chancellor of the University of Hawaii at Manoa. Dr. Simone is a member of the Conference Board, Joint Institute for Marine and Atmospheric Research, Pacific and Asian Affairs Counsel, Pacific International Center for High Technology Research and the University's Research Association. Dr. Simone is a member of the board of directors of Marine Midland Bank, Rochester Division.

       Alexander K. Daw, age 39, has been a Director of the Company since 1985. Mr. Daw is the Managing Director of Research Laboratories of Australia Pty. Ltd., an independent contract research organization founded in 1959 and devoted to research in a number of areas, including imaging and image toning sciences.

       John W. O'Leary, age 61, joined the Company in 1984 as President and Chief Executive Officer and a Director. Mr. O'Leary is a member of the board of directors of Marine Midland Bank, Rochester Division.

       Michael J. Downey, age 53, has been a Director of the Company since 1993. Mr. Downey, a private investor, was from 1989 to 1993 Chairman of the Board and Chief Executive Officer of Prudential Mutual Fund Management. Mr. Downey also served as an Executive Vice President and a member of the Operating Committee of Prudential Securities Inc. Mr. Downey is a member of the Boards of Directors of the Asia Pacific Fund, Inc., The Merger Fund, The Simba Fund, Ltd, and Value Asset Management.

       Donald D. Lennox, age 78, joined the Company in 1989 and is currently Chairman of the Board of Directors. Mr. Lennox serves on the boards of directors of Gleason Corporation, and various mutual funds affiliated with The Prudential Insurance Company of America and its wholly-owned subsidiary, Prudential Securities Inc.

       Ronald J. Kubovcik, who was a Class I Director, resigned effective March 31, 1997.

       The Company has a classified Board of Directors consisting of two Class I Directors (Messrs. Downey and Lennox), four Class II Directors (Messrs. Anderson, Marshall, Montague and Simone), and two Class III Directors (Messrs. Daw and O'Leary). The current terms of the Class II, Class III and Class I Directors continue until the Annual Meetings of Stockholders to be held in 1997, 1998 and 1999, respectively, and until their respective successors are elected and qualified. At each Annual Meeting of Stockholders, a class of Directors is elected for a full term of three years to succeed the class of Directors whose terms expire at such Annual Meeting.

Executive Officers
------------------

       The Company's executive officers include John W. O'Leary, President and Chief Executive Officer, Richard A. Marshall, Executive Vice President and Chief Operating Officer, Vincent C. Dowell, Senior Vice President - Manufacturing, Michael J. Drennan, Vice President - Finance, Treasurer, Secretary and Chief Financial Officer, F. Lynn Hamb, Senior Vice President - Technical Operations and Chief Technical Officer, David B. Lupp, Vice President - Controller, Assistant Treasurer and Assistant Secretary, and Nick S. Mandrycky, Senior Vice President - Sales. Each of these executive officers was appointed by, and serves at the pleasure of, the Board of Directors. Information regarding John
W. O'Leary and Richard A. Marshall is included under "Directors".

       Vincent C. Dowell, age 41, joined the Company in 1992 and is currently Senior Vice President-Manufacturing. Prior to joining the Company, Mr. Dowell was employed at Harris Corporation in its RF Communications Group, where his last position was Director of Manufacturing.

       Michael J. Drennan, age 42, joined the Company in 1984 and is currently Vice President-Finance, Treasurer, Secretary and Chief Financial Officer. Mr. Drennan is a certified public accountant.

       F. Lynn Hamb, age 59, joined the Company in 1995 and is currently Senior Vice President-Technical Operations and Chief Technical Officer. Prior to joining the Company, Dr. Hamb was employed for 31 years by the Eastman Kodak Company. During that time Dr. Hamb held various research, product development and operational positions, most recently as Vice President and Regional Business Manager for Eastman Kodak Asia-Pacific Limited.

       David B. Lupp, age 40, joined the Company in 1989 and is currently Vice President-Controller, Assistant Treasurer and Assistant Secretary. Mr. Lupp is a certified public accountant.

       Nick S. Mandrycky, age 39, joined the Company in 1988 and is currently Senior Vice President - Sales.

       The Merger Agreement, described in Item 1 of this Report, provides that after the Merger the directors of Merger Sub immediately prior to the effective time of the Merger (the "Effective Time") will be the initial directors of the Company and the officers of the Company immediately prior to the Effective Time will be the initial officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

       Under Section 16(a) of the Exchange Act, the Company's Directors, executive officers and beneficial owners of more than 10% of the Common Stock are required to report, among other things, their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission.

       Section 16(a) also requires that copies be furnished to the Company. Based upon a review of such forms received, the Company is not aware of any late filings.



ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

       The following table sets forth certain information for the Company's past three fiscal years ended

March 31, 1997 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                           Long-Term
                                                                                                           ---------
                                                       Annual Compensation                            Compensation Awards
                                ------------------------------------------------------------------  ------------------------
                                                                                                    Securities
                                                                        All Other    Restricted     Underlying    All Other
            Name and              Fiscal                               Compensation   Stock         Options/     Compensation
       Principal Position          Year       Salary ($)    Bonus ($)    $ (1)     Awards ($)(3)    SARs (#)      ($)(2)
------------------------------   ----------  ------------  ----------   --------   ------------      -------      -------

John W. O'Leary                       1997       302,900         ---     94,233            ---       61,829       95,257
   President &                        1996       285,755         ---    174,842            ---      116,611       95,565
   Chief Executive Officer            1995       285,755     180,924        ---            ---       45,000      175,087

Richard A. Marshall                   1997       194,884         ---        ---            ---       25,000        8,092
   Executive Vice President           1996       169,680         ---        ---            ---       42,500        6,909
   & Chief Operating Officer          1995       144,000      95,064        ---            ---       25,000        7,784

F. Lynn Hamb                          1997       148,327         ---        ---            ---       17,000        9,059
  Senior Vice President-              1996       127,688         ---        ---            ---       62,000        1,971
  Technical Operations
  & Chief Technical Officer

Vincent C. Dowell                     1997       135,000         ---        ---            ---       15,000        6,827
   Senior Vice President -            1996       123,003         ---        ---            ---       32,500        7,171
   Manufacturing                      1995       105,550      54,013        ---            ---       20,000        5,645

Nick S. Mandrycky                     1997       126,557         ---        ---            ---       13,000        6,626
   Senior Vice President -            1996       117,918         ---        ---            ---       25,000        7,033
   Sales                              1995       113,383      53,864        ---            ---       15,000        2,270

(1) For the fiscal year ended March 31, 1997, amount for Mr. O'Leary consists of
    (i) imputed interest, on non-interest bearing option exercise loans from the Company, in the amount of $89,186, and (ii) amount for use of a Company car of $5,047. Excludes certain perquisites for Messrs. Marshall, Hamb, Dowell, and Mandrycky which do not exceed the lesser of $50,000 or 10% of the named individual's aggregate salary and bonus.

(2) For the fiscal year ended March 31, 1997, amounts consist of (i) Company contributions to the Company's 401(k) retirement savings plan on behalf of Messrs. O'Leary, Marshall, Hamb, Dowell, and Mandrycky in the amounts of $6,192, $6,188, $5,884, $6,125 and $6,002, respectively, (ii) life insurance premiums paid by the Company on behalf of such persons in the amounts of $47,650, $1,904, $3,175, $702 and $624, respectively and (iii) income tax gross-up on the life insurance premium of $41,415 for Mr. O'Leary.

(3) At March 31, 1997, Mr. O'Leary held 60,937 shares of restricted Common Stock with an aggregate market value of $1,127,335 (based on a market price of $18.50 per share). At March 31, 1996 and 1995, Mr. O'Leary held shares of restricted Common Stock of 68,837 and 108,337, respectively, with aggregate market values of $1,273,485 and $2,004,235, respectively (based on a market price of $18.50 per share). The 60,937 shares held by Mr. O'Leary at March 31, 1997 contain restrictions on disposition requiring continued employment which will lapse from 1997 through 2001. Mr. O'Leary is entitled to receive dividends with respect to such shares of restricted Common Stock.

Options/SARs Grants in Last Fiscal Year
---------------------------------------

          The following tables set forth certain information concerning the grant of options during the fiscal year ended March 31, 1997 to each of the executive officers named in the Summary Compensation Table and the number of stock options held by such executive officers at the end of such fiscal year, the value of such stock options and the potential value of such stock options at assumed rates of stock appreciation.

                    OPTIONS/SARS GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                          --------------------------------------------
                          Number of      Percent of Total                           Potential Realizable Value
                          Securities       Options/SARs                             At Assumed Annual Rates
                          Underlying         Granted       Exercise or              Of Stock Appreciation for
                         Options/SARs      To Employees     Base Price   Expiration  Option Term (1)
                                                                                     ---------------
   Name                  Granted (#)(2)   In Fiscal Year    ($/Share)       Date       5% ()$10% ($)
---------------------  ------------      ---------------   ----------    ----------  ---------------
John W. O'Leary           30,000 (3)          9.7%   22.00     8/22/06      421,323       1,062,046
                          31,829 (4)         10.3%  16.125     3/27/07      394,186         931,869

Richard A. Marshall       25,000 (3)          8.1%   22.00     8/22/06      351,103         885,038

F. Lynn Hamb              17,000 (3)          5.5%   22.00     8/22/06      238,750         601,826

Vincent C. Dowell         15,000 (3)          4.9%   22.00     8/22/06      210,662         531,023

Nick S. Mandrycky         13,000 (3)          4.2%   22.00     8/22/06      182,573         460,220

(1) These values have been determined based upon assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Company's Common Stock.

(2) The options entitle the holder to purchase shares of the Company's Common Stock at an exercise price which is equal to the fair market value per share on the date the stock option was granted. Payment of the exercise price may be made in cash, shares of Common Stock or a combination of cash and shares. Named executives who pay the exercise price by exchange of Common Stock previously owned are issued a new stock option to purchase additional shares of Common Stock equal to the number of shares of Common Stock so exchanged. No stock option may be exercised after the expiration of ten years and one day from the date of grant. In the event of a change in control of the Company (as defined in the 1990 Incentive Plan), the stock options become fully exercisable as of the date of the change in control.

(3) These options vest in five equal annual installments commencing October 1, 1997.

(4) These options were granted under the reload provision of the 1990 Incentive Plan upon Mr. O'Leary's surrender of 31,829 shares of Common Stock previously owned to pay the exercise price on his March 26, 1997 exercise of 102,640 stock options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                             Number of Securities              Value of Unexercised
                                                            Underlying Unexercised             In-The-Money Options/
                           Shares                          Options /SARs At FY-End (#)         SARs at FY-End ($) (1)
                          Acquired        Value     -----------------------------------------  ----------------------
        Name           On Exercise (#)  Realized($) Exercisable    Unexercisable  Exercisable      Unexercisable
---------------------  ---------------  ----------- -------------  -------------  -----------  ----------------------

John W. O'Leary               102,640    1,141,870        237,994        178,546    2,175,317          123,743

Richard A. Marshall            12,500      217,188         45,900         75,600      173,100          121,650

F. Lynn Hamb                      ---          ---         27,400         51,600       15,000              ---

Vincent C. Dowell               5,000       93,750         29,500         49,000      123,000           78,000

Nick S. Mandrycky               5,000       95,000         55,005         36,000      517,568            6,750

(1)  Based on a market price of $18.50 per share at March 31, 1997.


Compensation of Directors
-------------------------

          The Directors who are employees of the Company are not compensated for serving as Directors. For the fiscal year ended March 31, 1997, Directors who were not employees of the Company received an annual retainer fee of $8,000, a committee retainer fee of $1,000 for each committee on which they served, plus a fee of $1,000 for each meeting of the Board of Directors and its committees which they attended.

          Non-employee Directors also participate in the 1993 Outside Director Stock Option Plan which provides for annual grants on April 1 of each year, to each such Director, of stock options to purchase 1,000 shares of Common Stock at the fair market value thereof. Additionally, each non-employee Director on October 1, 1994 received an award of 1,500 shares of Restricted Stock. The Plan provides for additional annual awards of 300 shares of Restricted Stock to each non-employee Director on each October 1 thereafter. Directors of the Company are also reimbursed for out-of-pocket expenses.


Employment Contracts and Termination of Employment and Change in Control
------------------------------------------------------------------------
Arrangements
------------

    Effective in 1996, the Company entered into Continuity Agreements with the executives named in the Summary Compensation Table. Such agreements for Messrs. O'Leary, Marshall, Hamb, Dowell, and Mandrycky provide for minimum salaries of $302,900, $189,861, $147,000, $135,000, and $128,224 respectively, bonuses as determined by the Compensation Committee and employee benefits pursuant to any plans and arrangements from time to time in effect.

    Each of such Continuity Agreements provides that, in the event of termination of employment for a reason other than cause or disability occurring within 36 months after a change in control of the Company, as defined in the agreement, the executive is entitled to the payment of: (i) an amount equal to three times his highest annualized base salary plus three times the highest bonus paid to such executive at any time during the five years preceding termination and (ii) employee benefits for 36 months following termination. The executive is also entitled to (i) and (ii) in the event he leaves within 36 months after a change in control for "good reason" including, among other things, changes in his duties or responsibilities, relocation of the Company's offices, or failure to continue a material compensation or benefit plan. Payments to Messrs. O'Leary and Marshall are to be made in a lump sum upon termination. Payments to the other executives are to be made in equal installments over the 36 months following termination, subject to offset for salary, bonus or benefit payments made by a subsequent employer within such 36 month period.

    In the event of termination without cause or in the event of termination subsequent to the 36-month period after change in control, the executive is entitled to receive, for a period of nine months, his base salary, benefits, any deferred salary, bonuses or other compensation subject to the terms of the applicable plan, and a pro rata portion of the bonus that would have been payable for that fiscal year if maximum discretionary bonuses had been paid.

    Amounts payable upon a change in control under any of the above Continuity Agreements, are subject to reduction by an amount necessary to avoid any "excise tax" under Section 4999 of the Internal Revenue Code of 1986, as amended.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

    All of the members of the Compensation Committee are independent, non-employee Directors of the Company and are not former officers of the Company. Mr. Downey is Chairman and Messrs. Daw, Lennox and Montague are the other current members of the Compensation Committee. No executive officer of the Company serves as a member of the board of directors or on the compensation committee of a corporation of which any of the Company's Directors serving on the Compensation Committee or on the Board of Directors is an executive officer.

    Mr. Lennox, the Company's Chairman of the Board and a member of the Compensation Committee, was paid consulting fees of $80,000 by the Company during the Company's fiscal year ended March 31, 1997. The Company anticipates paying consulting fees to Mr. Lennox in the future.

    Mr. Kubovcik, a former Director and member of the Compensation Committee, is a partner in the law firm of Kubovcik & Kubovcik and a former partner in the law firm of Adduci, Mastriani & Schaumberg, LLP, resident in their Washington DC office, of both of which provide legal services to the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as to the number of shares of Common Stock beneficially owned, as of June 30, 1997, except as noted in notes (1) and (3) below, by (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each Director and nominee for Director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all executive officers and Directors of the Company as a group. A person is a beneficial owner if he or she has or shares voting power or investment power. At June 30, 1997, there were 8,311,486 shares of Common Stock outstanding. Except as noted below, the address of all stockholders identified in the table and accompanying footnotes below is in care of the Company at its principal executive offices.

                                                       Percentage of
                                             Number     Outstanding
                                            Of Shares   Common Stock
                                            ---------  --------------

FMR Corporation (1)                           689,900            8.3%
     82 Devonshire Street
     Boston, MA 02109
Frontier Capital Management (2)               507,090            6.1%
     9a Summer Street
     Boston, MA 02110
John W. O'Leary (3)                           486,513            5.8%
Thomas W. Smith & Thomas N. Tryforos (4)      444,300            5.3%
     323 Railroad Avenue
     Greenwich, CT 06830
Alexander K. Daw (5)                          403,300            4.9%
Nick S. Mandrycky (6)                          60,005              *
Richard A. Marshall (7)                        50,829              *
Robert S. Anderson (8)                         48,143              *
Donald D. Lennox (9)                           36,646              *
Vincent C. Dowell (10)                         29,500              *
F. Lynn Hamb (11)                              28,400              *
William P. Montague (12)                       12,300              *
Michael J. Downey (13)                          4,700              *
Albert J. Simone (12)                           2,300              *
All Directors and executive
  officers as a group (13 persons)          1,294,491           15.0%

  *    Represents less than 1% of the issued and outstanding Common Stock.

  (1) Represents March 31, 1997 ownership as reported in FMR Corporation's 13(f) filing. FMR Corporation had sole investment power over the 664,100 shares and sole voting power over 96,800 of the shares of common stock of the Company reported in their Schedule 13G dated February 14, 1997.
  (2) Represents March 31, 1997 ownership as reported in Frontier Capital Managements 13(f) filing.
  (3) Includes 77,320 shares issuable pursuant to options exercisable within 60 days and 31,600 shares with restrictions on disposition requiring continued employment which will lapse from 1997 through 2001.
  (4) Represents March 31, 1997 ownership as reported in Thomas W. Smith's 13(f) filing. Thomas W. Smith and Thomas N. Tryforos have shared investment and voting power over 434,000 shares, based on information reported in Thomas W. Smith's and Thomas N. Tryforos' Schedule 13D dated November 6, 1996.
  (5) Includes 400,000 shares held by D.G. Daw Investments Pty. Ltd., with which Mr. Daw has shared voting and investment power, 1,500 shares held by Mr. Daw with restrictions on disposition which will lapse from 1997 to 2001, and 1,200 shares issuable pursuant to options exercisable within 60 days.
  (6) Includes 55,005 shares issuable pursuant to options exercisable within 60 days.
  (7) Includes 45,900 shares issuable pursuant to options exercisable within 60 days.
  (8) Includes 1,500 shares with restrictions on disposition which will lapse from 1997 to 2001, 1,200 shares issuable pursuant to options exercisable within 60 days, and excludes 22,500 shares held by Mr. Anderson's spouse as custodian for Mr. Anderson's minor children, as to which Mr. Anderson disclaims beneficial ownership.
  (9) Includes 1,500 shares with restrictions on disposition which will lapse from 1997 to 2001 and 1,200 shares issuable pursuant to options exercisable within 60 days.
  (10) Consists entirely of 29,500 shares issuable pursuant to options exercisable within 60 days.
  (11) Includes 27,400 shares issuable pursuant to options exercisable within 60 days.
  (12) Includes 1,500 shares with restrictions on disposition which will lapse from 1997 to 2001, and 200 shares issuable pursuant to options exercisable within 60 days.
  (13) Includes 1,500 shares with restrictions on disposition which will lapse from 1997 to 2001, and 600 shares issuable pursuant to options exercisable within 60 days.

       On July 15, 1997, the Company, PAXAR Corporation, a New York corporation ("PAXAR"), and Ribbon Manufacturing, Inc., a Delaware corporation and a wholly owned subsidiary of PAXAR ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), upon and subject to the terms and conditions of which Merger Sub will be merged (the "Merger") with and into the Company and the Company will become a wholly owned subsidiary of PAXAR. In the Merger, each issued and outstanding share of the common stock of the Company will be converted into the right to receive between 1.2 and 1.412 shares of common stock of PAXAR. A copy of the Merger Agreement was filed as Exhibit 2 to the Company's current Report on Form 8-K, dated July 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain executive officers of the Company are indebted to the Company under non-interest bearing demand notes and term-loans, secured by personal assets, which were incurred to exercise stock options and in lieu of fiscal 1996 bonus, respectively. The amount of indebtedness as of June 30, 1997 of each Officer and Director, whose indebtedness exceeded $60,000 during the fiscal year follows. The maximum amount of indebtedness of each such person during the fiscal year ended March 31, 1997 is the amount indicated in notes (1) - (6) below.

                                                                              Amount of
                                                                           Indebtedness ($)
            Name                        Title                              at June 30, 1997
            ----                        -----                              ---------------

John W. O'Leary (1)              President and Chief                          2,148,846
                                 Executive Officer

Richard A. Marshall (2)          Executive Vice                                  25,452
                                 President and Chief
                                 Operating Officer

Michael J. Drennan (3)           Vice President - Finance,                       30,706
                                 Secretary, Treasurer and
                                 Chief Financial Officer

Vince C. Dowell (4)              Senior Vice President -                         14,351
                                 Manufacturing

Nick S. Mandrycky (5)            Senior Vice President -                         81,570
                                 Sales

David B. Lupp (6)                Vice President - Controller,                    98,550
                                 Assistant Secretary and Assistant Treasurer

(1)  Maximum amount of in  debtedness during the fiscal year was $2,930,334.
(2)  Maximum amount of in  debtedness during the fiscal year was $173,803.
(3)  Maximum amount of in  debtedness during the fiscal year was $1,318,356.
(4)  Maximum amount of in  debtedness during the fiscal year was $89,339.
(5)  Maximum amount of in  debtedness during the fiscal year was $88,449.
(6)  Maximum amount of in  debtedness during the fiscal year was $103,935.

          Mr. Lennox, the Company's Chairman of the Board and a member of the Compensation Committee, was paid consulting fees of $80,000 by the Company during the Company's fiscal year ended March 31, 1997. The Company anticipates paying consulting fees to Mr. Lennox in the future.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS - THE FOLLOWING FINANCIAL STATEMENTS, ARE INCLUDED IN PART II, ITEM 8 OF THIS REPORT:

                  Consolidated Statements of Income for the years ended
                      March 31, 1995, 1996 and 1997
                  Consolidated Balance Sheets at March 31, 1996 and 1997 Consolidated Statements of Cash Flows for the years ended
                      March 31, 1995, 1996 and 1997
                  Consolidated Statements of Stockholders' Equity
                      for the years ended March 31, 1995, 1996 and 1997
                  Notes to Consolidated Financial Statements
                  Independent Auditors' Report


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

Exhibit
Number                                 Description
-------                                -----------

10.2 Indemnification Agreement, dated April 11, 1988, between Fujicopian and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1.)
10.4.1 Cross-License Agreement, dated as of December 14, 1984, between International Business Machines Corporation ("IBM") and the Registrant. (Incorporated by reference to Exhibit 10.4.1 to the Registration Statement on Form S-1.)
10.4.2 Letter Agreement, dated September 3, 1987, between Fujicopian and the Registrant and related to Cross-License Agreement, dated as of July 1, 1986, between IBM and Fujicopian. (Incorporated by reference to Exhibit 10.4.2 to the Registration Statement on Form S-1.)
10.10 Memorandum of Understanding Concerning Heat-Sensitive Color Transfer Ribbons, dated April 1989, between Fujicopian and Dai Nippon Printing Co., Ltd., for the benefit, in part, of the Registrant (including an English translation thereof). (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1.)
10.11 Letter Agreement, dated April 1, 1987, among Fujicopian, Toppan Printing Co., Ltd. and Toyo Ink Manufacturing Co., Ltd., for the benefit, in part, of the Registrant (including an English translation thereof). (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1.)
10.12.6 Registration Rights Agreement, dated May 6, 1988, between the Registrant and Norstar Bank. (Incorporated by reference to Exhibit 10.12.6 to the Registration Statement on Form S-1.)
10.12.7 Common Stock Subscription Warrant, dated May 6, 1988, between the Registrant and Norstar Bank. (Incorporated by reference to Exhibit 10.12.7 to the Registration Statement on Form S-1.)
10.13.1 Guarantee Agreement, dated March 30, 1989, made by the JDA to Norstar Bank for the benefit of and accepted by the Registrant. (Incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-1.)
10.13.2 Amendment, dated December 27, 1990, to Guarantee Agreement referenced in Exhibit 10.13.1. (Incorporated by reference to Exhibit 10.13.2 to the Registration Statement on Form S-1.)
10.13.3 Loan and Use Agreement, dated as of March 30, 1989, between Norstar Bank, the Town of Amherst Industrial Development Agency ("IDA") and the Registrant and agreed to by the JDA. (Incorporated by reference to Exhibit 10.13.3 to the Registration Statement on Form S-1.)
10.13.4 Mortgage, dated as of March 30, 1989, made by the Registrant and the IDA to Norstar Bank. (Incorporated by reference to Exhibit
               10.13.4 to the Registration Statement on Form S-1.)
10.13.5 Indemnification and Guaranty Agreement, dated as of March 30, 1989, from the Registrant to the JDA. (Incorporated by reference to Exhibit 10.13.5 to the Registration Statement on Form S-1.)

Exhibit
Number                                 Description
-------                                -----------

10.13.6 Subordination Agreement, dated as of March 30, 1989, by Norstar Bank for the benefit of the IDA, the JDA and the Registrant. (Incorporated by reference to Exhibit 10.13.6 to the Registration Statement on Form S-1.)
10.13.7 Mortgage Modification and Spreader Agreement, dated December 27, 1990, with respect to $1,400,000 Mortgage, among the JDA, Norstar Bank, the IDA and the Registrant. (Incorporated by reference to Exhibit 10.15.8 to the Registration Statement on Form S-1.)
10.14.1 Guarantee Agreement, dated as of March 30, 1989, made by the JDA to Norstar Bank for the benefit of and accepted by the Registrant. (Incorporated by reference to Exhibit 10.14.1 to the Registration Statement on Form S-1.)
10.14.2 Amendment, dated December 27, 1990, to Guarantee Agreement referenced in Exhibit 10.14.1. (Incorporated by reference to Exhibit 10.14.2 to the Registration Statement on Form S-1.)
10.14.3 Security Agreement (Machinery and Equipment), dated as of March 30, 1989, made by the Registrant for the benefit of Norstar Bank and accepted by the JDA. (Incorporated by reference to Exhibit
               10.14.3 to the Registration Statement on Form S-1.)
10.14.4 Indemnification and Guaranty Agreement, dated as of March 30, 1989, made by the Registrant to the JDA. (Incorporated by reference to Exhibit 10.14.4 to the Registration Statement on Form S-1.)
10.14.5 Intercreditor Agreement, dated as of March 30, 1989, among Norstar Bank, The Buffalo and Erie County Regional Development Corporation ("RDC") and the JDA and acknowledged and accepted by the Registrant. (Incorporated by reference to Exhibit 10.14.5 to the Registration Statement on Form S-1.)
10.14.6 Letter Agreement, dated May 27, 1993 between the New York Job Development Authority and the Registrant assigning a loan to the New York Job Development Authority. (Incorporated by reference to
               Exhibit 10.14.6 of Form 10-K dated June 15, 1994.)
10.15.9 Security Agreement (Machinery and Equipment), dated December 27, 1990, from the Registrant to Norstar Bank and agreed to and accepted by the JDA and related to Machinery and Equipment Promissory Note. (Incorporated by reference to Exhibit 10.15.9 to the Registration Statement on Form S-1.)
10.15.10 Guarantee Agreement, dated December 27, 1990 from the JDA to Norstar Bank for the benefit of and acknowledged and accepted by the Registrant. (Incorporated by reference to Exhibit 10.15.10 to the Registration Statement on Form S-1.)
10.15.11 Indemnification and Guaranty Agreement, dated as of December 27, 1990, between the JDA and the Registrant. (Incorporated by reference to Exhibit 10.15.11 to the Registration Statement on Form S-1.)
10.15.12 Intercreditor Agreement, dated as of December 27, 1990, among Norstar Bank, the RDC and the JDA and acknowledged and agreed to by the Registrant. (Incorporated by reference to Exhibit 10.15.12 to the Registration Statement on Form S-1.)
10.15.14 Letter Agreement, dated June 3, 1993 between the New York Job Development Authority and the Registrant assigning a loan to the New York Job Development Authority. (Incorporated by reference to
               Exhibit 10.14.6 of Form 10-K dated June 15, 1994.)
10.16 Demand Note Agreement, dated March 31, 1995, between Fleet Bank and the Registrant. (Incorporated by reference to Exhibit 10.16 of Form 10-K dated June 15, 1995.
10.16.1 Amendment, dated June 17, 1996, to Demand Note Agreement referenced in Exhibit 10.16.
10.17.1 Assignment, dated March 26, 1992, of Security Agreement and Machinery and Equipment Promissory Note referenced in Exhibit 10.15.9, and of Guarantee Agreement referenced in Exhibit 10.15.10, from Norstar Bank to Marine Midland Bank and acknowledged and consented to by the JDA. (Incorporated by reference to Exhibit 10.17.1 to the Registration Statement on Form S-1.)
10.17.2 Modification and Reaffirmation Agreement, dated as of March 26, 1992, between Marine Midland Bank, the JDA and the Registrant. (Incorporated by reference to Exhibit 10.17.2 to the Registration Statement on Form S-1.)

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

                              INTERNATIONAL IMAGING MATERIALS, INC.


                              By:        /s/ John W. O'Leary
                                 ----------------------------------
                                           John W. O'Leary
                                               President

                                           July 29, 1997
                                 ----------------------------------
                                               Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                           Title                     Date
           ---------                           -----                     ----

  /s/ John W. O'Leary            President and Chief Executive       July 29, 1997
-------------------------------    Officer, Director
    John W. O'Leary                (Chief Operating Officer)


/s/ Michael J. Drennan           Vice President - Finance,           July 29, 1997
-------------------------------    Treasurer, Secretary and
   Michael J. Drennan              Chief Financial Officer


 /s/ Donald D. Lennox            Chairman of the Board of Directors  July 29, 1997
-------------------------------
   Donald D. Lennox

/s/ Robert S. Anderson           Director                            July 29, 1997
-------------------------------
  Robert S. Anderson


                                 Director
------------------------------
  Alexander K. Daw


                                 Director
-----------------------------
  Michael J. Downey


/s/ Richard A. Marshall          Executive Vice President &          July 29, 1997
----------------------------       Chief Operating Officer,
  Richard A. Marshall              Director


/s/ William P. Montague          Director                            July 29, 1997
----------------------------
  William P. Montague


/s/ Albert J. Simone             Director                            July 29, 1997
----------------------------
  Albert J. Simone

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
                                                   ====        ====         ====      ======


                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number                 Description                 Location
-------  ----------------------------------------  --------

  3.1.1  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit
         3.1 to the Registration Statement of
         the Registrant on Form S-1
         (Registration No. 33-62290) (the
         "Registration Statement on Form S-1").)
  3.1.2  Amended and Restated Certificate of
         Incorporation of the Registrant.
         (Incorporated by reference to Exhibit 3
         of Form 10-Q dated February 3, 1995.)
    3.2  By-laws of the Registrant.
         (Incorporated by reference to Exhibit
         3.2 to the Registration Statement on
         Form S-1.)
    4.1  Form of Certificate for Common Stock of
         the Registrant.  (Incorporated by
         reference to Exhibit 4.1 to the
         Registration Statement on Form S-1.)
 10.1.1  License Agreement, dated September 18,
         1996, between Fujicopian Co., Ltd. and
         the Registrant.  (Incorporated by
         reference to Exhibit 10.1 of Form 10-Q
         dated October 1, 1996.)
   10.2  Indemnification Agreement, dated April
         11, 1988, between Fujicopian and the
         Registrant.  (Incorporated by reference
         to Exhibit 10.2 to the Registration
         Statement on Form S-1.)
 10.4.1  Cross-License Agreement, dated as of
         December 14, 1984, between
         International Business Machines
         Corporation ("IBM") and the Registrant.
         (Incorporated by reference to Exhibit
         10.4.1 to the Registration Statement on
         Form S-1.)
 10.4.2  Letter Agreement, dated September 3,
         1987, between Fujicopian and the
         Registrant and related to Cross-License
         Agreement, dated as of July 1, 1986,
         between IBM and Fujicopian.
         (Incorporated by reference to Exhibit
         10.4.2 to the Registration Statement on
         Form S-1.)
  10.10  Memorandum of Understanding Concerning
         Heat-Sensitive Color Transfer Ribbons,
         dated April 1989, between Fujicopian
         and Dai Nippon Printing Co., Ltd., for
         the benefit, in part, of the Registrant
         (including an English translation
         thereof).  (Incorporated by reference
         to Exhibit 10.10 to the Registration
         Statement on Form S-1.)
  10.11  Letter Agreement, dated April 1, 1987,
         among Fujicopian, Toppan Printing Co.,
         Ltd. and Toyo Ink Manufacturing Co.,
         Ltd., for the benefit, in part, of the
         Registrant (including an English
         translation thereof).  (Incorporated by
         reference to Exhibit 10.11 to the
         Registration Statement on Form S-1.)

Exhibit
 Number                 Description                  Location
--------  ----------------------------------------   --------

 10.12.6  Registration Rights Agreement, dated
          May 6, 1988, between the Registrant and
          Norstar Bank.  (Incorporated by
          reference to Exhibit 10.12.6 to the
          Registration Statement on Form S-1.)
 10.12.7  Common Stock Subscription Warrant,
          dated May 6, 1988, between the
          Registrant and Norstar Bank.
          (Incorporated by reference to Exhibit
          10.12.7 to the Registration Statement
          on Form S-1.)
 10.13.1  Guarantee Agreement, dated March 30,
          1989, made by the JDA to Norstar Bank
          for the benefit of and accepted by the
          Registrant.  (Incorporated by reference
          to Exhibit 10.13.1 to the Registration
          Statement on Form S-1.)
 10.13.2  Amendment, dated December 27, 1990, to
          Guarantee Agreement referenced in
          Exhibit 10.13.1.  (Incorporated by
          reference to Exhibit 10.13.2 to the
          Registration Statement on Form S-1.)
 10.13.3  Loan and Use Agreement, dated as of
          March 30, 1989, between Norstar Bank,
          the Town of Amherst Industrial
          Development Agency ("IDA") and the
          Registrant and agreed to by the JDA.
          (Incorporated by reference to Exhibit
          10.13.3 to the Registration Statement
          on Form S-1.)
 10.13.4  Mortgage, dated as of March 30, 1989,
          made by the Registrant and the IDA to
          Norstar Bank.  (Incorporated by
          reference to Exhibit 10.13.4 to the
          Registration Statement on Form S-1.)
 10.13.5  Indemnification and Guaranty Agreement,
          dated as of March 30, 1989, from the
          Registrant to the JDA.  (Incorporated
          by reference to Exhibit 10.13.5 to the
          Registration Statement on Form S-1.)
 10.13.6  Subordination Agreement, dated as of
          March 30, 1989, by Norstar Bank for the
          benefit of the IDA, the JDA and the
          Registrant.  (Incorporated by reference
          to Exhibit 10.13.6 to the Registration
          Statement on Form S-1.)
 10.13.7  Mortgage Modification and Spreader
          Agreement, dated December 27, 1990,
          with respect to $1,400,000 Mortgage,
          among the JDA, Norstar Bank, the IDA
          and the Registrant.  (Incorporated by
          reference to Exhibit 10.15.8 to the
          Registration Statement on Form S-1.)
 10.14.1  Guarantee Agreement, dated as of March
          30, 1989, made by the JDA to Norstar
          Bank for the benefit of and accepted by
          the Registrant.  (Incorporated by
          reference to Exhibit 10.14.1 to the
          Registration Statement on Form S-1.)
 10.14.2  Amendment, dated December 27, 1990, to
          Guarantee Agreement referenced in
          Exhibit 10.14.1.  (Incorporated by
          reference to Exhibit 10.14.2 to the
          Registration Statement on Form S-1.)
 10.14.3  Security Agreement (Machinery and
          Equipment), dated as of March 30, 1989,
          made by the Registrant for the benefit
          of Norstar Bank and accepted by the
          JDA.  (Incorporated by reference to
          Exhibit 10.14.3 to the Registration
          Statement on Form S-1.)
 10.14.4  Indemnification and Guaranty Agreement,
          dated as of March 30, 1989, made by the
          Registrant to the JDA.  (Incorporated
          by reference to Exhibit 10.14.4 to the
          Registration Statement on Form S-1.)
 10.14.5  Intercreditor Agreement, dated as of
          March 30, 1989, among Norstar Bank, The
          Buffalo and Erie County Regional
          Development Corporation ("RDC") and the
          JDA and acknowledged and accepted by
          the Registrant.  (Incorporated by
          reference to Exhibit 10.14.5 to the
          Registration Statement on Form S-1.)
 10.14.6  Letter Agreement, dated May 27, 1993
          between the New York Job Development
          Authority and the Registrant assigning
          a loan to the New York Job Development
          Authority.  (Incorporated by reference
          to Exhibit 10.14.6 of Form 10-K dated
          June 15, 1994.)
 10.15.9  Security Agreement (Machinery and
          Equipment), dated December 27, 1990,
          from the Registrant to Norstar Bank and
          agreed to and accepted by the JDA and
          related to Machinery and Equipment
          Promissory Note.  (Incorporated by
          reference to Exhibit 10.15.9 to the
          Registration Statement on Form S-1.)
10.15.10  Guarantee Agreement, dated December 27,
          1990 from the JDA to Norstar Bank for
          the benefit of and acknowledged and
          accepted by the Registrant.
          (Incorporated by reference to Exhibit
          10.15.10 to the Registration Statement
          on Form S-1.)
10.15.11  Indemnification and Guaranty Agreement,
          dated as of December 27, 1990, between
          the JDA and the Registrant.
          (Incorporated by reference to Exhibit
          10.15.11 to the Registration Statement
          on
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
