Form 10-Q
period 1997-07-01
INTERNATIONAL IMAGING MATERIALS INC /DE/
filed 1997-08-14
CIK 904009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549

                                   FORM 10-Q



[MARK ONE]


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 1, 1997


           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from            to __________
                                           ------------------------


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


At August 4, 1997, 8,363,086 shares of Common Stock of the Registrant were outstanding.

                     INTERNATIONAL IMAGING MATERIALS, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets (unaudited) as of
                 July 1, 1997 and March 31, 1997                             3

                 Consolidated Statements of Income (unaudited) for the
                 three months ended July 1, 1997 and July 2, 1996            4

                 Consolidated Statements of Cash Flows (unaudited) for the
                 three months ended July 1, 1997 and July 2, 1996            5

                 Notes to Consolidated Financial Statements                  6

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               7

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk  8

PART II.    OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                              9


SIGNATURES                                                                  10


EXHIBIT INDEX                                                               11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      JULY 1,          MARCH 31,
                                                                       1997              1997
                                                                  ---------------  -----------------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND
    ASSETS                                                              PER SHARE AMOUNTS)
    ------
Current assets:
  Cash                                                                  $     11           $    444
  Trade receivables                                                       17,000             17,726
  Inventories:
    Raw materials                                                          6,197              5,789
    Work in process                                                        4,808              4,602
    Finished goods                                                         5,713              5,478
                                                                        --------           --------
         Total inventories                                                16,718             15,869
                                                                        --------           --------
  Prepaid expenses                                                         1,507              1,107
  Deferred income taxes                                                    1,500              1,176
                                                                        --------           --------
         Total current assets                                             36,736             36,322
                                                                        --------           --------
Property, plant and equipment, at cost:
  Land                                                                     1,170              1,170
  Buildings and improvements                                              21,268             21,265
  Equipment                                                               83,661             82,702
  Construction in progress                                                 1,140                814
                                                                        --------           --------
                                                                         107,239            105,951
  Less accumulated depreciation                                           30,095             28,320
                                                                        --------           --------
         Net property, plant and equipment                                77,144             77,631
                                                                        --------           --------
Other assets                                                               4,862              4,521
                                                                        --------           --------
                                                                        $118,742           $118,474
                                                                        ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Notes payable to banks                                                  15,000              8,484
  Current installments of long-term debt                                   1,095              1,143
  Trade accounts payable                                                   4,586              7,858
  Other accrued liabilities                                                4,350              3,622
                                                                        --------           --------
         Total current liabilities                                        25,031             21,107
Long-term debt, excluding current installments                               744              1,111
Deferred income taxes                                                      9,496              8,388
                                                                        --------           --------
         Total liabilities                                                35,271             30,606
                                                                        --------           --------

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
   authorized; none issued                                                   ---                ---
  Common stock; $.01 par value; 30,000,000 shares
   authorized; 8,311,486 and 8,570,310 shares issued
   as of July 1, 1997 and March 31, 1997, respectively                        83                 86
  Additional paid-in capital                                              38,649             44,514
  Unearned compensation - restricted stock award                            (319)              (385)
  Notes receivable from exercise of stock options and warrants              (847)               (37)
 Retained earnings                                                        45,905             43,690
                                                                        --------           --------
         Total stockholders' equity                                       83,471             87,868
                                                                        --------           --------
                                                                        $118,742           $118,474
                                                                        ========           ========

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                  THREE MONTHS ENDED
                                              --------------------------
                                               JULY 1,       JULY 2,
                                                1997          1996
                                               ------        ------
                                              (IN THOUSANDS, EXCEPT PER
                                                    SHARE AMOUNTS)

Revenues                                        $26,765         $25,003
Cost of goods sold                               19,221          17,479
                                                -------         -------

   Gross profit                                   7,544           7,524
                                                -------         -------

Operating expenses:
 Research and development                         1,168             848
 Selling                                          1,595           1,136
 General and administrative                       1,177           1,055
                                                -------         -------

   Total operating expenses                       3,940           3,039
                                                -------         -------

   Operating income                               3,604           4,485

Other expense                                       298             130
                                                -------         -------

   Income before income taxes                     3,306           4,355

Income taxes                                      1,091           1,524
                                                -------         -------

   Net income                                   $ 2,215         $ 2,831
                                                =======         =======

Net income per share of common stock              $0.27           $0.32
                                                =======         =======

Weighted average common shares outstanding        8,346           8,942
                                                =======         =======




          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                         -------------------
                                                                                          JULY 1,     JULY 2,
                                                                                          1997         1996
                                                                                         ------      -------
                                                                                           IN THOUSANDS)
Cash flows from operating activities:
 Net income                                                                                $ 2,215   $ 2,831
                                                                                           -------   -------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                                             2,209     1,881
   Deferred income taxes and other non cash expenses                                           329       723
   Reduction in income tax payable from the exercise of option                               1,072       393
   Cash provided (used) by changes in:
    Trade receivables                                                                          766     2,322
    Inventories                                                                               (849)    2,253
    Prepaid expenses                                                                          (400)     (189)
    Other assets                                                                               116      (303)
    Trade accounts payable                                                                  (2,532)   (2,846)
    Other accrued liabilities                                                                  728     1,405
                                                                                           -------   -------
     Total adjustments                                                                       1,439     5,639
                                                                                           -------   -------
     Net cash provided by operating activities                                               3,654     8,470
                                                                                           -------   -------

Cash flows used in investing activities:
 Capital expenditures                                                                       (2,097)   (7,670)
                                                                                           -------   -------

Cash flows from financing activities:
 Proceeds from employee stock purchase plan                                                     21        24
 Purchase of common stock                                                                   (7,290)      ---
 Exercise of stock options and warrants:
   Proceeds                                                                                    ---       545
   Notes received for related tax liabilities                                                 (822)   (1,149)
 Proceeds from note payable to banks, net                                                    6,516       105
 Repayments of long-term debt                                                                 (415)     (560)
                                                                                           -------   -------
     Net cash used in financing activities                                                  (1,990)   (1,035)
                                                                                           -------   -------

Net decrease in cash                                                                          (433)     (235)
Cash at beginning of quarter                                                                   444       570
                                                                                           -------   -------
Cash at end of quarter                                                                     $    11   $   335
                                                                                           =======   =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest, net of amount capitalized                                                         318       102
   Income taxes                                                                            $    46   $    31
                                                                                           =======   =======

Supplemental disclosure of noncash investing and financing activities:
 Decrease in liabilities for capital expenditures                                             (740)   (2,080)
 Notes received from exercise of stock options and warrants                                    810       ---
 Common stock surrendered for payment of stock option exercise price                       $   ---   $   240
                                                                                           =======   =======

          See accompanying notes to consolidated financial statements

            INTERNATIONAL IMAGING MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ADJUSTMENTS

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position as of July 1, 1997 and consolidated results of operations for the three month period ended July 1, 1997 and July 2, 1996 and consolidated cash flows for the three month period ended July 1, 1997 and July 2, 1996. Consolidated results of operations for the three month period ended July 1, 1997 are not necessarily indicative of results to be expected for the full year ending March 31, 1998.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

     On July 15, 1997, the Company, PAXAR Corporation and Ribbon Manufacturing, Inc. a wholly owned subsidiary of PAXAR Corporation, entered into an Agreement and Plan of Merger, upon and subject to the terms and conditions of which Ribbon Manufacturing, Inc. will be merged with and into the Company and the Company will become a wholly owned subsidiary of PAXAR Corporation. In the merger, each issued and outstanding share of the common stock of the Company will be converted into the right to receive between 1.2 and 1.412 shares of common stock of PAXAR Corporation. The following discussion and analysis reflects the Company's operations and prospects as a separate entity.

COMPARISON OF THE QUARTER ENDED JULY 1, 1997 WITH THE QUARTER ENDED JULY 2, 1996

     Revenues in the three months ended July 1, 1997 were $26.8 million, an increase of 7.0% from $25.0 million in the three months ended July 2, 1996.

     The Company sells its ribbons primarily to printer original equipment manufacturers, which in turn sell the ribbons under their own brand names to end-users, either directly or through distributors and value-added resellers. Revenues from OEM customers in the three months ended July 1, 1997 were

$18.5 million, comprised 69.3% of total revenues, and increased 3.7% from $17.9 million in the three months ended July 2, 1996. This increase primarily reflects new product lines introduced by the Company to existing tag and label customers partially offset by a decline in sales to the Company's traditional color desktop ribbon customers in this channel.

     The Company also sells its ribbons directly to distributors and dealers where such sales do not adversely affect the Company's OEM customers. Revenues from domestic distributors in the three months ended July 1, 1997 were $7.1 million, comprised 26.5% of total revenues, and increased 12.4% from

$6.3 million in the three months ended July 2, 1996. The addition of several new significant tag and label customers, new product lines introduced to existing tag and label customers, overall tag and label aftermarket growth and the continuing end-user migration towards this distributor channel from the OEM channel as the market for tag and label ribbons matures contributed to this growth. This growth was partially offset by a decline in sales to the Company's traditional color desktop ribbon customers in this channel.

     Revenues from international distributors in the three months ended July 1, 1997 were

$1.1 million, comprised 4.2% of total revenues, and increased 38.7% from $813,000 in the three months ended July 2, 1996. The rapid expansion of the market for tag and label printing in Central and South America, and the Company's marketing programs targeting these opportunities, were primarily responsible for the sales increase.

     Gross margin was 28.2% of revenues in the three months ended July 1, 1997 as compared to 30.1% in the three months ended July 2, 1996. This decline primarily resulted from the incremental operating expenses from the new manufacturing facility opened during the three months ended July 2, 1996, a change in sales mix and lower overall selling prices, partially offset by the increased leverage of fixed overhead costs and production efficiencies from higher sales volumes, and lower raw material purchase prices.

     Operating expenses were $3.9 million in the three months ended July 1, 1997, an increase of $901,000 from $3.0 million in the three months ended July 2, 1996. Research and development expense increased $320,000 due to increased staffing and sampling of new products as investments in future revenue growth. Selling expenses increased $459,000 due to the hiring of additional personnel and increased advertising and promotional activities to drive the Company's sales growth.

     Other expense was $298,000 in the three months ended July 1, 1997, an increase of $168,000 from $130,000 in the three months ended July 2, 1996. This increase reflects the expensing of current interest charges on the Company's lines of credit in the three months ended July 1, 1997. A portion of the interest charges incurred on the Company's lines of credit in the three months ended July 2, 1996 was capitalized as part of the cost of the construction of and equipment for the 100,000 square-foot manufacturing facility completed during that three month period.

     Income taxes in the three months ended July 1, 1997 were $1.1 million or 33.0% of income before income taxes. In the three months ended July 2, 1996, income taxes were $1.5 million or 35.0% of income before income taxes. Benefits from increasing sales through the Company's foreign sales corporation primarily contributed to the rate reduction.

     Weighted average common shares outstanding in the three months ended July 1, 1997 were

8.3 million shares, a decrease of 596,000 shares from 8.9 million shares in the three months ended July 2, 1996. This decrease primarily resulted from the repurchase of 551,000 shares on the open market during March and April 1997.


Liquidity and Capital Resources
-------------------------------

     The Company's financial condition remained strong, with long-term debt comprising less than 1% of total capitalization at July 1, 1997. During the three months ended July 1, 1997, $3.6 million of cash provided by operating activities was used to fund $2.1 million of capital expenditures. The Company borrowed $6.5 million under lines of credit in order to partially fund the $7.3 million repurchase of 420,800 common shares during the quarter. The Company also loaned officers $822,000 for their income taxes related primarily to the exercise of non-qualified stock options for which the Company will receive a tax deduction of $2.2 million. Trade accounts payable decreased $3.3 million in the three months ended July 1, 1997 due to payments for capital expenditures and the timing of vendor payments.

     The Company expects to spend approximately $5.0 million on capital expenditures during the remainder of fiscal 1998. The Company had available borrowing capacity under lines of credit with two banks of $25.0 million at July 1, 1997. The Company believes that internally generated cash will be more than sufficient to fund working capital, capital expenditures and debt service requirements and repay the balance on its lines of credit through the end of fiscal 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable until after June 15, 1998.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

  (a)  Exhibits

     2.0 Agreement and Plan of Merger, dated as of July 15, 1997, among PAXAR Corporation, Ribbon Manufacturing, Inc. and International Imaging Materials, Inc. (incorporated by reference to exhibit 2 to the registrant's current report on Form 8-K, dated July 29, 1997).

   10.1.2  Amendment, dated June 19, 1997, to License Agreement referenced in
           Exhibit 10.1 OF Form 10-Q dated October 1, 1996.

     11    Statement re:  Calculation of Net Income Per Share of Common Stock.

     27    Financial Data Schedule

  (B) Reports on Form 8-K:

      Form 8-K reporting date was July 29, 1997.

      Items Reported:

    Item 1(b): Registrant submitted a copy of the Merger Agreement between
               International Imaging Materials, Inc., Paxar Corporation and Ribbon Manufacturing, Inc..

    Item 7: Registrant submitted exhibits related to the merger of International Imaging Materials, Inc. and a wholly-owned subsidiary of PAXAR Corporation.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL IMAGING MATERIALS, INC.


     Date:     8/11/97           /s/ JOHN W. O'LEARY
               -------           -------------------
                                John W. O'Leary
                                President and
                                Chief Executive Officer



     Date:     8/11/97           /s/ MICHAEL J. DRENNAN
               -------           -------------------
                                Michael J. Drennan
                                Vice President - Finance,
                                Treasurer, Secretary and
                                Chief Financial Officer

                                 EXHIBIT INDEX





      Exhibit Number                             Description
      --------------                            ------------

            2.0 Agreement and Plan of Merger, dated as of July 15, 1997, among PAXAR Corporation, Ribbon Manufacturing, Inc. and International Imaging Materials, Inc. (incorporated by reference to Exhibit 2 to the Registrant's current report on Form 8-K, dated July 29, 1997.

          10.1.2 Amendment, dated June 19, 1997, to License Agreement referenced in Exhibit 10.1 of Form 10-Q dated October 1, 1996.

            11           Calculation of Net Income per Share of Common Stock

            27           Financial Data Schedule